Form 10-Q
period 2008-03-31
BTHC XV, Inc.
filed 2008-04-29
CIK 1412090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2008

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer                       Accelerated filer

 Non-accelerated filer                         Smaller reporting company    X


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES X    NO


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                            April 29, 2008: 500,017
                            -----------------------


Transitional Small Business Disclosure Format (check one):    YES       NO X

                                  BTHC XV, Inc.

                 Form 10-Q for the Quarter ended March 31, 2008

                                Table of Contents


                                                                            Page
                                                                            ----
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

Part I
Item 1 - Financial Statements


                                  BTHC XV, Inc.
                          (a development stage company)
                                 Balance Sheets
                             March 31, 2008 and 2007

                                   (Unaudited)

                                                      March 31,   March 31,
                                                        2008        2007
                                                      --------    --------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                           $   --      $   --
   Due from bankruptcy trust                              --          --
                                                      --------    --------

     Total Assets                                     $   --      $   --
                                                      ========    ========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
Current Liabilities
   Accounts payable - trade                           $   --      $   --
   Advances from controlling shareholder                19,203       3,208
                                                      --------    --------

     Total Liabilities                                  19,203       3,208
                                                      --------    --------


Commitments and Contingencies


Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                          --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,017 shares issued and outstanding                 500         500
   Additional paid-in capital                              500         500
   Deficit accumulated during the development stage    (20,203)     (4,208)
                                                      --------    --------

     Total Stockholders' Deficit                       (20,203)     (3,208)
                                                      --------    --------

     Total Liabilities and Stockholders' Deficit      $   --      $   --
                                                      ========    ========




The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                  BTHC XV, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2008 and 2007 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through March 31, 2008

                                   (Unaudited)

                                                                                                  Period from
                                                                                               November 29, 2004
                                                          Three months      Three months     (date of bankruptcy
                                                              ended             ended        settlement) through
                                                            March 31,         March 31,           March 31,
                                                              2008               2007               2008
                                                           ---------          ---------          ---------

Revenues                                                   $    --            $    --            $    --
                                                           ---------          ---------          ---------

Operating expenses
   Reorganization costs                                         --                 --                2,248
   General and administrative expenses                         2,910                710             17,955
                                                           ---------          ---------          ---------

Income from operations                                        (2,910)              (710)           (20,203)

Provision for income taxes                                      --                 --                 --
                                                           ---------          ---------          ---------

Net loss                                                      (2,910)              (710)           (20,203)

Other comprehensive income                                      --                 --                 --
                                                           ---------          ---------          ---------

Comprehensive loss                                         $  (2,910)         $    (710)         $ (20,203)
                                                           =========          =========          =========


Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic and fully diluted                nil                nil          $   (0.04)
                                                           =========          =========          =========

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted     500,017            500,017            500,017
                                                           =========          =========          =========


The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                                  BTHC XV, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                 Three months ended March 31, 2008 and 2007 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through March 31, 2008

                                   (Unaudited)

                                                                                     Period from
                                                                                   November 29, 2004
                                             Three months        Three months     (date of bankruptcy
                                                 ended               ended        settlement) through
                                               March 31,           March 31,           March 31,
                                                 2008                2007                2008
                                               ---------           ---------           ---------
Cash Flows from Operating Activities
   Net loss for the period                     $ (2,910)           $   (710)           $(20,203)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                          --                  --                  --
                                               --------            --------            --------

   Net cash used in operating activities         (2,910)               (710)            (20,203)
                                               --------            --------            --------


Cash Flows from Investing Activities               --                  --                  --
                                               --------            --------            --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust               --                  --                 1,000
   Cash advanced by stockholder                   2,910                 710              19,203
                                               --------            --------            --------

   Net cash provided by financing activities      2,910                 710              20,203
                                               --------            --------            --------

Increase in Cash                                   --                  --                  --

Cash at beginning of period                        --                  --                  --
                                               --------            --------            --------

Cash at end of period                          $   --              $   --              $   --
                                               ========            ========            ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $   --              $   --              $   --
                                               ========            ========            ========
     Income taxes paid during the period       $   --              $   --              $   --
                                               ========            ========            ========



The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC XV, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             March 31, 2008 and 2007



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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.


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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of March 31, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note G - Income Taxes

The  components  of income tax  (benefit)  expense  for each of the three  month periods  ended March 31, 2008 and 2007 and for the period from November 29, 2004
(date of bankruptcy  settlement)  through March 31, 2008,  respectively,  are as follows:
                                                        Period from
                                                      November 29, 2004
                      Three months     Three months  (date of bankruptcy
                          ended            ended     settlement) through
                        March 31,        March 31,        March 31,
                          2008             2007             2008
                        -------          -------          -------
    Federal:
      Current           $  --            $  --            $  --
      Deferred             --               --               --
                        -------          -------          -------
                           --               --               --
                        -------          -------          -------
    State:
      Current              --               --               --
      Deferred             --               --               --
                        -------          -------          -------
                           --               --               --
                        -------          -------          -------

      Total             $  --            $  --            $  --
                        =======          =======          =======

As of March 31, 2008,  the Company has a net operating loss  carryforward(s)  of
approximately   $20,000  to  offset  future  taxable  income.   The  amount  and
availability  of any net  operating  loss  carryforwards  will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of any net operating loss carryforward(s).

The Company's  income tax expense for each of the nine month periods ended March
31, 2008 and 2007 and the period from November 29, 2004 (date of bankruptcy settlement) through March 31, 2008, respectively, are as follows:

                                                                                        Period from
                                                                                      November 29, 2004
                                                     Three months     Three months   (date of bankruptcy
                                                         ended            ended      settlement) through
                                                       March 31,        March 31,        March 31,
                                                         2008             2007             2008
                                                       -------          -------          -------
Statutory rate applied to income before income taxes   $  (900)          $  (200)          $(6,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --                --                --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                    900               200             6,900
                                                       -------           -------           -------

Income tax expense                                     $  --             $  --             $  --
                                                       =======           =======           =======


                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note G - Income Taxes - Continued

The Company's only temporary differences as of March 31, 2008 and 2007 relate to the Company's net operating loss pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2008 and 2007, respectively, is nominal and not material to the accompanying financial statements.


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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)      Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2008 and 2007, respectively.

General and administrative expenses for the three month periods ended March 31, 2008 and 2007 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2008 and 2007 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2008 and 2007, respectively, the Company had working capital of approximately $(19,200) and $(3,200), respectively.

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

(4)  Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                                                   BTHC XV, Inc.

Dated: April 29, 2008                              /s/ Timothy P. Halter
       --------------                      -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director