Form 10-Q
period 2008-06-30
BTHC XV, Inc.
filed 2008-07-24
CIK 1412090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended June 30, 2008

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

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2008: 500,017
                                          ----------------------

Transitional Small Business Disclosure Format (check one):    YES [ ]   NO  [X]

                                  BTHC XV, Inc.

                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4 - Controls and Procedures                                            14

Part II - Other Information

  Item 1 - Legal Proceedings                                                  14

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        14

  Item 3 - Defaults Upon Senior Securities                                    15

  Item 4 - Submission of Matters to a Vote of Security Holders                15

  Item 5 - Other Information                                                  15

  Item 6 - Exhibits                                                           15

Signatures                                                                    15

Part I
Item 1 - Financial Statements

                                  BTHC XV, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2008 and 2007

                                   (Unaudited)

                                                      June 30,    June 30,
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
                                                      ========    ========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
Current Liabilities
   Accounts payable - trade                           $   --      $   --
   Advances from controlling stockholder                20,608       3,457
                                                      --------    --------

     Total Liabilities                                  20,608       3,457
                                                      --------    --------


Commitments and Contingencies



Stockholders' deficit
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.
     None issued and outstanding                          --          --
   Common stock - $0.001 par value.
     40,000,000 shares authorized.
     500,017 shares issued and outstanding                 500         500
   Additional paid-in capital                              500         500
   Deficit accumulated during the development stage    (21,608)     (4,457)
                                                      --------    --------

     Total Stockholders' Deficit                       (20,608)     (3,457)
                                                      --------    --------

     Total Liabilities and Stockholders' Deficit      $   --      $   --
                                                      ========    ========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                                  BTHC XV, Inc.
                          (a development stage company)
                          Statements of Operations and
                     Comprehensive Loss Six and Three months
                        ended June 30, 2008 and 2007 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through June 30, 2008

                                   (Unaudited)

                                                                                                     Period from
                                                                                                  November 29, 2004
                                                                                                 (date of bankruptcy
                              Six months        Six months       Three months     Three months       settlement)
                                 ended             ended             ended            ended            through
                             June 30, 2008     June 30, 2007     June 30, 2008    June 30, 2007     June 30, 2008
                               ---------         ---------         ---------         ---------         ---------


Revenues                       $    --           $    --           $    --           $    --           $    --
                               ---------         ---------         ---------         ---------         ---------

Operating expenses
   Reorganization costs             --                --                --                --               2,248
   General and
      administrative costs         4,315               959             1,405               249            19,360
                               ---------         ---------         ---------         ---------         ---------

Loss from operations              (4,315)             (959)           (1,405)             (249)          (21,608)

Provision for income taxes          --                --                --                --                --
                               ---------         ---------         ---------         ---------         ---------

Net loss                          (4,315)             (959)           (1,405)             (249)          (21,608)

Other comprehensive
   income                           --                --                --                --                --
                               ---------         ---------         ---------         ---------         ---------

Comprehensive loss             $  (4,315)        $    (959)        $  (1,405)        $    (249)        $ (21,608)
                               =========         =========         =========         =========         =========

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted               $   (0.01)        $   (0.00)        $   (0.00)        $   (0.00)        $   (0.04)
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







                                  BTHC XV, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Six months ended June 30, 2008 and 2007 and
                Period from November 29, 2004 (date of bankruptcy
                       settlement) through June 30, 2008

                                   (Unaudited)

                                                                                        Period from
                                                                                     November 29, 2004
                                                    Six months        Six months    (date of bankruptcy
                                                       ended             ended      settlement) through
                                                   June 30, 2008     June 30, 2007     June 30, 2008
                                                     --------          --------          --------
Cash Flows from Operating Activities
   Net loss for the period                           $ (4,315)         $   (959)         $(21,608)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities                                --                --                --
                                                     --------          --------          --------

   Net cash used in operating activities               (4,315)             (959)          (21,608)
                                                     --------          --------          --------


Cash Flows from Investing Activities                     --                --                --
                                                     --------          --------          --------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                     --                --               1,000
   Cash advanced by stockholder                         4,315               959            20,608
                                                     --------          --------          --------

   Net cash provided by financing activities            4,315               959            21,608
                                                     --------          --------          --------

Increase in Cash                                         --                --                --

Cash at beginning of period                              --                --                --
                                                     --------          --------          --------

Cash at end of period                                $   --            $   --            $   --
                                                     ========          ========          ========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                 $   --            $   --            $   --
                                                     ========          ========          ========
     Income taxes paid during the period             $   --            $   --            $   --
                                                     ========          ========          ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                                  BTHC XV, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007



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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



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

                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note E - Summary of Significant Accounting Policies - Continued

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, principally accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





                (Remainder of this page left blank intentionally)


                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2008 and 2007 and for the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2008, respectively, are as follows:


                                                         Period from
                                                      November 29, 2004
                         Six months     Six months   (date of bankruptcy
                            ended          ended     settlement) through
                        June 30, 2008  June 30, 2007   June 30, 2008
                        -------------  -------------   -------------
  Federal:
    Current            $        --     $        --     $        --
    Deferred                    --              --              --
                       -------------   -------------   -------------
                                --              --              --
                       -------------   -------------   -------------
  State:
    Current                     --              --              --
    Deferred                    --              --              --
                       -------------   -------------   -------------
                                --              --              --
                       -------------   -------------   -------------

    Total              $        --     $        --     $        --
                       =============   =============   =============


As  of  June  30,  2008,  the  Company  has  an  aggregate  net  operating  loss carryforward  of  approximately  $21,600 to offset future  taxable  income.  The amount and availability of any net operating loss  carryforwards will be subject to the limitations  set forth in the Internal  Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed  more  than 50  percent  change  in  control;  the  applicable
long-term  tax  exempt  bond  rate;  continuity  of  historical  business;   and
subsequent  income of the  Company  all enter  into the  annual  computation  of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2008 and 2007 and the period from November 29, 2004 (date of bankruptcy settlement) through June 30, 2008, differs from the statutory rate of 34 percent as follows:

                                                                                       Period from
                                                                                     November 29, 2004
                                                     Six months       Six months    (date of bankruptcy
                                                        ended            ended      settlement) through
                                                    June 30, 2008    June 30, 2007    June 30, 2008
                                                       -------          -------          -------
Statutory rate applied to income before income taxes   $(1,500)         $  (300)         $(7,350)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --               --               --
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                  1,500              300            7,350
                                                       -------          -------          -------

Income tax expense                                     $  --            $  --            $  --
                                                       =======          =======          =======


                                  BTHC XV, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Income Taxes - Continued

The Company's only temporary differences as of June 30, 2008 and 2007 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2008 and 2007, respectively, is nominal and not material to the accompanying financial statements.


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

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc., the Company's controlling stockholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor's Trustee, the Company issued an aggregate 500,440 shares of the Company's "new" common stock to all unsecured creditors and the controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.





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

(2)  Plan of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2008 or 2007, respectively.

General and administrative expenses for the six and three month periods ended June 30, 2008 and 2007, respectively, have been directly related maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six and three month periods ended June 30, 2008 and 2007 were $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $(21,600) and $(3,500), respectively.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

(4)  Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3 - Defaults upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

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
                                                                   BTHC XV, Inc.


Dated: July 21, 2008                               /s/ Timothy P. Halter
       -------------                       -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director