Form 10-K/A
period 2009-12-31
BTHC XV, Inc.
filed 2010-11-10
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
COMMISSION FILE NUMBER 0-52808

BTHC XV, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Delaware (State of Incorporation)	20-5456294 (I.R.S. Employer Identification No.)
Linyi City, Yishui County, Shandong Province, China (Address of Principal Executive Offices)	276400 (Zip Code)
(86) 539-2553919
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:
None
(Title of Class)

Securities registered under Section 12 (g) of the Exchange Act:
$.001 Par Value Common Stock
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 8, 2010, 18,089,660 shares of the registrant’s $.001 par value common stock were outstanding.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $0.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

    Large accelerated filer [  ]   Accelerated filer  [  ]    Non-Accelerated Filer [ ]  Smaller Reporting Company [X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2. Yes [ ] No [ X]

TABLE OF CONTENTS

Page

EXPLANATORY NOTE	1

PART II

CONTROLS AND PROCEDURES	1

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3

SIGNATURES	4

INDEX TO EXHIBITS	IOE-1

ii

PART I

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-KSB (the “Original Annual Report”) for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010. We have modified Part II Item 9A “Controls and Procedures,” in this Amendment to amend management’s conclusions regarding the effectiveness of the company’s disclosure controls and procedures as of December 31, 2009.  In addition, we are also including current Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Regulation S-K Item 601(31)(i) as of the date of this Amendment.

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

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibit

31.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
____________________________________________________________________________________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on November 9, 2010 on its behalf by the undersigned, thereto duly authorized.

BTHC XV, INC.

By:	/s/ Zhang Shanjiu
Zhang Shanjiu, Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 9, 2010.

BTHC XV, INC.

By:	/s/ Zhang Shanjiu
Zhang Shanjiu, Chairman, President, and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
____________________________________________________________________________________________

*Filed herewith

IOE-1