Form 10-Q
period 2010-09-30
BTHC XV, Inc.
filed 2010-11-22
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52808

BTHC XV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456294
(State of incorporation)	(IRS Employer ID Number)
c/o Underground Grand Canyon
Linyi City, Yishui County, Shandong Province, China 276400
(Address of principal executive offices)

86 539-2553919
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐  NO  ☒
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:November 19, 2010: 18,089,660

Transitional Small Business Disclosure Format (check one):          YES ☐  NO  ☒

BTHC XV, Inc.

Form 10-Q for the Quarter ended September 30, 2010

Table of Contents

Page
Part I - Financial Information

Item 1 - Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

Part II - Other Information

Item 1 - Legal Proceedings	21

Item 1A – Risk Factors	22

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 - Defaults Upon Senior Securities	22

Item 4 - [Removed and Reserved]	22

Item 5 - Other Information	22

Item 6 - Exhibits	22

Signatures	18

Part I
Item 1 - Financial Statements

BTHC XV, Inc.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-
Due to controlling stockholder	56,998	29,407

Total Liabilities	56,998	29,407

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
40,000,000 shares authorized.
500,017 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(57,998)	(30,407)

Total Stockholders’ Equity (Deficit)	(56,998)	(29,407)

Total Liabilities and
Stockholders’ Equity (Deficit)	$-	$-

BTHC XV, Inc.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

					Period from
					November 29, 2004
					(date of
					bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,248
Professional fees	24,413	4,045	20,925	1,000	47,468
General and administrative costs	3,178	1,254	1,163	170	8,282

Total operating expenses	27,591	5,299	22,088	1,170	57,998

Income from operations	(27,591)	(5,299)	(22,088)	(1,170)	(57,998)

Provision for income taxes	-	-	-	-	-

Net loss	(27,591)	(5,299)	(22,088)	(1,170)	(57,998)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(27,591)	$(5,299)	$(22,088)	$(1,170)	$(57,998)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.06)	$(0.01)	$(0.04)	$(0.00)	$(0.12)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	500,017	500,017	500,017	500,017	500,017

BTHC XV, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(27,591)	$(5,299)	$(57,998)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Increase in accounts payable-trade	-	-	-

Net cash used in operating activities	(27,591)	(5,299)	(57,998)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash advanced by majority stockholder	27,591	5,299	56,998

Net cash provided by financing activities	27,591	5,299	57,998

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

Note A - Background and Description of Business

BTHC XV, Inc. ( the “Company”) was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XV, Inc. and BTHC XV, LLC was August 16, 2006.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, had no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in the Development Stage Entities topic of the FASB Accounting Standards Codification.

On October 6, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Halter Financial Investments LP, its principal shareholder (the “BTHC Principal Shareholder”), Long Fortune Valley Tourism International Limited, a Cayman Islands company (“Long Fortune”), and Grand Fountain Capital Holding Limited, a company organized under the laws of the Cayman Islands, Zhang Shanjiu, Zhang Qian, Li Shikun and Yu Xinbo (collectively, the “Long Fortune Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the Company’s issuance of an aggregate of 17,185,177 restricted, unregistered shares of the Company’s $0.001 par value common stock (the “Share Exchange”).  The execution of the Share Exchange Agreement was disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2010.

On October 18, 2010, the Share Exchange closed and an aggregate of 17,185,177 shares of the Company’s restricted, unregistered common stock were issued to the Long Fortune Shareholders.  These newly-issued shares constituted approximately 95% of the Company’s issued and outstanding shares of common stock, post-closing.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of the Company.  For additional information regarding the Share Exchange and the business of Long Fortune, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

Note B - Bankruptcy Action

On March 28, 2003, BTHC XV, LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas - Dallas Division (“Bankruptcy Court”).  The Company’s bankruptcy action was part of a combined case (Case No. 03-33152-HDH-11) encompassing the following related entities: Ballantrae Healthcare, LLC; Ballantrae Texas, LLC; Ballantrae New Mexico, LLC; Ballantrae Missouri, LLC; Ballantrae Illinois, LLC; BTHC I, LLC; BTHC II, LLC; BTHC III, LLC; BTHC IV, LLC; BTHC V, LLC; BTHC VI, LLC; BTHC VIII, LLC; BTHC VIIII, LLC; BTHC X, LLC; BTHC XI, LLC; BTHC XII, LLC; BTHC XIV, LLC; BTHC XV, LLC; BTHC XVII, LLC; BTHC XIX, LLC; BTHC XX, LLC; BTHC XXI, LLC; BNMHC I, LLC; BMOHC II, LLC; BILHC I, LLC, BILHC II, LLC; BILHC III, LLC; BILHC IV, LLC; and BILHC V, LLC.

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note B - Bankruptcy Action - Continued

All assets, liabilities and other claims against the Company and its affiliated entities were combined for the purpose of distribution of funds to creditors.  Each of the entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through November 29, 2004 (the effective date of the Plan of Reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

A Plan of Reorganization was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on November 29, 2004.  The Plan of Reorganization, which contemplated the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attached to the creditor’s trust.  Specific injunctions prohibited any of these claims from being asserted against the Company prior to the contemplated reverse merger.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note C - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the SEC on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the SEC’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

Note D - Going Concern Uncertainty

Prior to October 18, 2010, the Company had no cash on hand, no assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing the Company’s going concern status.  This means, in the auditor’s opinion, substantial doubt about the Company’s ability to continue as a going concern exists at the date of their opinion.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 40,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing and could, potentially, negatively impact the Company’s ability to raise additional capital through the sale of its debt or equity securities.

The Company anticipates future sales of equity securities to facilitate either the consummation of additional business combination transactions or to raise working capital.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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
September 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in the Company’s accompanying financial statements.

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, are as follows:

Period from
November 29, 2004
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $58,000 to offset future taxable income.  Due to the greater than 50 percent change in control on October 18, 2010, the future utilization of the net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code.  Such limiting factors include the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; the fair market value of any assets at the change in control date and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, are as follows:

			Period from
			November 29, 2004
			(date of
			bankruptcy
	Nine months	Nine months	settlement
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(9,400)	$(2,000)	$(20,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	9,400	2,000	20,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$20,000	$10,000
Less valuation allowance	(20,000)	(10,000)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2010 and for the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $10,000 and $2,200.

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

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

As provided in the Plan, 70.0% of the Plan Shares of the Company were issued to the Company’s then-controlling shareholder, in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 30.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Order Confirming First Amended Joint Plan of Reorganization.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,017 shares of the Company’s “new” common stock to all unsecured creditors and the then-controlling stockholder in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On October 6, 2010, the Company entered into the Share Exchange Agreement with the BTHC Principal Shareholder, its then-controlling stockholder, Long Fortune and the Long Fortune Shareholders.  Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the issuance of an aggregate of 17,185,177 restricted, unregistered shares of the Company’s $0.001 par value common stock (the “Share Exchange”).  The execution of the Share Exchange Agreement was disclosed in a Current Report on Form 8-K filed with the SEC on October 6, 2010.

On October 18, 2010, the Share Exchange closed and an aggregate of 17,185,177 shares of the Company’s restricted, unregistered common stock were issued to the Long Fortune Shareholders.  These newly-issued shares constituted approximately 95% of the Company’s issued and outstanding shares of common stock, post-closing.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of the Company.  For additional information regarding the Share Exchange and the business of Long Fortune, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 19, 2010 (the issue date of the financial statements) and concluded that, except as disclosed elsewhere in this document, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

On October 6, 2010, the Company entered into the Share Exchange Agreement with the BTHC Principal Shareholders, Long Fortune and the Long Fortune Shareholders.  Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the Company’s issuance of an aggregate 17,185,177 restricted, unregistered shares of the Company’s $0.001 par value common stock (the “Share Exchange”).  The execution of the Share Exchange Agreement was disclosed in a Current Report on Form 8-K filed with the SEC on October 6, 2010.

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note I - Subsequent Events - Continued

On October 18, 2010, the Share Exchange closed and an aggregate of 17,185,177 shares of the Company’s restricted, unregistered common stock were issued to the Long Fortune Shareholders.  These newly-issued shares constituted approximately 95% of the Company’s issued and outstanding shares of common stock, post-closing.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of the Company.  The Company’s acquisition of Long Fortune effected a change in control and was accounted for as a “reverse acquisition” whereby Long Fortune is the accounting acquiror for financial statement purposes.  Accordingly, for all periods after the October 18, 2010 closing of the “reverse acquisition” transaction, the Company’s historical financial statements will reflect the financial statements of Long Fortune since its inception and the operations of BTHC XV, Inc. subsequent to October 18, 2010.  For additional information regarding the Share Exchange and the business of Long Fortune, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

On October 12, 2010, in connection with the closing of the Share Exchange, the Company filed a Certificate of Compliance with the Bankruptcy Court.  According to the Plan, a transaction such as the Share Exchange was pre-approved by the Bankruptcy Court so long as the Company filed the Certificate of Compliance prior to, or shortly after, the closing of the Share Exchange.

Subsequent to the closing of the Share Exchange on October 18, 2010, Long Fortune executed additional loans, the details of which are set forth below:

Creditor	Loan Amount	Date of loan	Due date	Interest
Industrial and Commercial Bank of China Yishui branch	746	10/22/2010	10/14/2011	6.672%
Bank of China Yishui branch	2,238	10/21/2010	10/20/2011	6.12%
Bank of China Yishui branch	299	10/27/2010	10/26/2011	6.12%

On October 22, 2010, the Company and the BTHC Principal Shareholder received a letter from counsel (“Greentree Letter”) to Greentree Financial Group, Inc. (“Greentree”), in which it was alleged that Long Fortune breached the Exclusive Service Agreement, dated September 1, 2010, between Long Fortune and Greentree (the “Service Agreement”) and that the Company and BTHC Principal Shareholder facilitated Long Fortune’s alleged breach of the Service Agreement.  The Service Agreement purportedly provides that Greentree was engaged by Long Fortune to provide certain financial advisory services, including, among others: (i) advising and assisting Long Fortune with redesigning its capital structure, consistent with US GAAP and usual and customary business practices for companies similar to Long Fortune; (ii) advising and assisting Long Fortune in the conversion of its financial reporting systems to a format that is consistent with US GAAP; (iii) assisting Long Fortune in evaluating prospective merger candidates, including due diligence; (iv) assisting in the preparation of English language closing documents in connection with a proposed reverse takeover transaction (“RTO”), including filings with the SEC; (v) assisting in the preparation and filing of registration statements with the SEC; (vi) assisting in the preparation of corporate governance documents and a NASDAQ listing application; and (vii) providing management training to Long Fortune’s senior management with respect to usual and customary practices for U.S. companies with business plans similar to Long Fortune’s business plan.  In consideration of the financial advisory services to be performed by Greentree, the Service Agreement purportedly provides that Long Fortune would pay to Greentree: (i) $25,000 in cash; (ii) 500,000 shares of common stock of the proposed public company (based on an assumed capital structure of 7,500,000 shares issued and

BTHC XV, Inc.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

outstanding following the closing of the RTO); and (iii) warrants to purchase 200,000 shares of the proposed public company’s common stock.  The Service Agreement provides that the warrants: (i) are to be exercisable for a period of 18 months following the closing of the RTO; (ii) have an exercise price of $2.00 per share; (iii) would not be redeemable by the proposed public company; (iv) would contain registration rights; and (v) would contain anti-dilution and price protection provisions for 18 months following the closing of the RTO.  With respect to any shares that may be issuable to Greentree, the Service Agreement purportedly provides that the shares would be anti-dilutive for a period of 18 months and that to the extent more than 10,000,000 shares are issued, additional shares would be issued to Greentree to bring Greentree’s ownership up to 5% ownership in the proposed public company.  The Service Agreement contains a one year term, subject to extension upon mutual written agreement of Long Fortune and Greentree, and may be terminated by Long Fortune prior to the expiration of the term upon 45 days’ written notice.  In addition, the Service Agreement purportedly provides that if Long Fortune were to terminate the Service Agreement prior to the expiration of the term, Greentree would be entitled to the fee set forth above, except that the proposed public company would not be required to issue to Greentree 125,000 of the 500,000 shares of common stock.

In the Greentree Letter, Greentree has demanded: (i) 5% of the Company’s issued and outstanding shares of common stock, subject to anti-dilution provisions; (ii) warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share, exercisable for three years; and (iii) the reimbursement and payment of all past, current and future out-of-pocket expenses, including, but not limited to, legal fees.

Long Fortune, the Company and the BTHC Principal Shareholder are in the process of evaluating the merits of the claims contained in the Greentree Letter.  To Long Fortune’s, the Company’s and the BTHC Principal Shareholder’s knowledge, no formal legal action has been taken by Greentree as of this date.  If any such legal action is commenced by Greentree, there can be no assurance that Long Fortune, the Company and the BTHC Principal Shareholder will be successful in such action.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless stated herein, all amounts referred to herein are in U.S. Dollars and not in Renminbi (“RMB”), the national currency of the People’s Republic of China (“PRC”).

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “aims” and words of similar import, constitute forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, unless otherwise required by law.

(2)      Overview of Long Fortune Business

BTHC XV, Inc. (the “Company”) was formed on March 31, 2006, and incorporated on August 16, 2006, in accordance with the Laws of the State of Delaware.  The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XV, Inc. and BTHC XV, LLC was August 16, 2006.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on November 29, 2004 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, had no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualified as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On October 6, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Halter Financial Investments LP, its then-controlling stockholder, Long Fortune Valley Tourism International Limited, a Cayman Islands company (“Long Fortune”), and Grand Fountain Capital Holding Limited, a company organized under the laws of the Cayman Islands, Zhang Shanjiu, Zhang Qian, Li Shikun and Yu Xinbo (collectively, the “Long Fortune Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the issuance of an aggregate of 17,185,177 restricted, unregistered shares of the Company’s $0.001 par value common stock (the “Share Exchange”).  The execution of the Share Exchange Agreement was disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2010.

On October 18, 2010, the Share Exchange closed and an aggregate of 17,185,177 shares of the Company’s restricted, unregistered common stock were issued to the Long Fortune Shareholders.  These newly-issued shares constituted approximately 95% of the Company’s issued and outstanding shares of common stock, post-closing.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of the Company.  For additional information regarding the Share Exchange and the business of Long Fortune, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

The Company’s acquisition of Long Fortune effected a change in control and was accounted for as a “reverse acquisition” whereby Long Fortune is the accounting acquiror for financial statement purposes.  Accordingly, for all periods after the October 18, 2010 closing of the “reverse acquisition” transaction, the Company’s historical financial statements will reflect the financial statements of Long Fortune since its inception and the operations of BTHC XV, Inc. subsequent to October 18, 2010.

(3)      Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009 or for the period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010.

General and administrative expenses for the respective nine month periods ended September 30, 2010 and 2009 were approximately $27,600 and $5,300.  These expenditures relate directly to the maintenance of the corporate entity, compliance with the filing requirements of the Exchange Act and legal fees in the third quarter of 2010 which were incurred in connection with the Long Fortune “reverse merger” transaction.

On October 18, 2010, upon the closing of the Share Exchange, the acquisition of Long Fortune effected a change in control and was accounted for as a “reverse acquisition” whereby Long Fortune is the accounting acquiror for financial statement purposes.  Accordingly, for all future periods after the October 18, 2010 closing of the “reverse acquisition” transaction, the Company’s historical financial statements will reflect the financial statements of Long Fortune since its inception and the operations of BTHC XV, Inc. subsequent to October 18, 2010.

Because Long Fortune was the accounting acquiror for financial statement purposes, subsequent to October 18, 2010, the Company’s financial statements will not be comparable to those filed in this and previously filed reports.  Management anticipates that future filings disclosing the operations of Long Fortune will disclose revenues and increased operating expenses related to the ongoing operations of Long Fortune.

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 and for the cumulative period from November 29, 2004 (date of bankruptcy settlement) through September 30, 2010, respectively, were $(0.06), $(0.01) and $(0.12), based on the weighted-average shares issued and outstanding at the end of each respective period.

(4)      Plan of Business

Long Fortune organizational structure

Through the Share Exchange, the Company acquired Long Fortune, a Cayman Islands company that was established on December 9, 2009.  Since inception, Long Fortune has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley Capital Holding Limited, a company organized under the laws of the British Virgin Islands (“Rich Valley”).

Rich Valley, also established on December 9, 2009, is a wholly owned subsidiary of Long Fortune.  Since its inception, Rich Valley has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Long Fortune Valley Tourism International Limited, a company organized under the laws of Hong Kong (“LFHK”).

LFHK, established on December 22, 2009, is a wholly owned subsidiary of Rich Valley.  Since its inception, LFHK has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Shandong Longkong Travel Management Co., Ltd., a company organized under the laws of China (“Longkong”).

Longkong is a limited liability company that was organized in the PRC on March 15, 2004 as Shandong Di Xia Da Xia Gu Nu You Kai Fa Co Ltd. (“Shandong Di Xia”).  From the date of its incorporation until September 2004, Shandong Di Xia invested in and merged with Yishui Underground Fluorescent Lake Travel Development Co., Ltd., Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd. and Yi Shui Yi Mong Shan Nui Shing Shai Co. Ltd., thereby combining four separate companies to form a tourism group of companies.  Longkong was then known as Shandong Long Kong Tourism Group Co. Ltd.  In January 2008, largely in part due to the rarity of a group of companies such as these in the PRC, Longkong’s management decided to spin off three of the four companies and focus on its core business.  In that process, Shandong Long Kong Tourism Group Co. Ltd. changed its name to Longkong’s present name.  Longkong is a cave tourism development and management company that presently operates the “Underground Grand Canyon” located in Linyi City, Yishui County, Shandong Province, China.

Longkong owns a less than 1% interest in Yishui Rural Credit Cooperative (“Yishui Credit”), which is a financial institution located in Yishui County, Shandong Province.  As of June 30, 2010, Yishui Credit has extended five loans to Longkong with an aggregate balance due of $3.5 million.  The interest rates on the loans are between 5.31% and 11.15%, with a weighted average interest rate of 10.24%.  The loans are due between April 20, 2011 and April 26, 2012.

Long Fortune Business Overview

Effective October 18, 2010, the Company, through ownership of the entities acquired in the Share Exchange, became a tourism development and management company headquartered in Shandong Province, China.  The Company’s business specializes in the development and management of natural, cultural and historic scenic sites and ecotourism projects in China, with particular emphasis on the cave tourism sector of the tourism industry.  The Company currently operates the “Underground Grand Canyon” tourist destination.  In terms of the number of tourists, revenue and net profits from a tourism business, the Company believes it is one of the leading companies in the cave tourism sector in China.

By implementing its growth and acquisition strategy, the Company plans to continue to strengthen its business and its brand by expanding its business, acquiring additional tourist destinations and obtaining the exclusive rights to manage and operate additional tourist destinations within specified geographic regions in China.  The Company aims to become China’s leading tourism development and management company.

The Underground Grand Canyon

The Underground Grand Canyon, located in Linyi City, Yishui County, Shandong Province, has been awarded “AAAA Level Scenic Spot” and “National Geological Park” designations by the National Tourism Administration of the PRC and the Ministry of Land and Resources of the PRC, respectively.  The Underground Grand Canyon tourist destination, at 6,100 meters (approximately 3.75 miles), is the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  To date, approximately 3,100 meters (approximately 2 miles) have been developed into four entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; and (iv) the “Strop Ropeway” attraction.

In 2004, the Company, through ownership of the entities acquired in the Share Exchange, entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  The Company has invested approximately $12 million to improve the infrastructure and facilities at the Underground Grand Canyon and has steadily increased the number of visitors from approximately 150,000 in 2004 to approximately 750,000 in 2009, which is a compounded annual growth rate of approximately 38%.

The Company’s visitors come to the Underground Grand Canyon both on their own, attracted either by advertisements or through word of mouth (“self-drivers”), and through touring with domestic PRC travel agencies.  Visitors from travel agencies accounted for approximately 55% of the total number of visitors in 2009, while self-drivers accounted for the remaining 45% of the Company’s visitors.  Every year, the Company seeks to enter into cooperation agreements with numerous domestic travel agencies throughout China, which could ensure a regular flow and, with each additional travel agency and the experience enjoyed by prior visitors from these travel agencies, an increasing number of visitors.  The Company has built close relationships with many self-driver clubs in China, as well as several Internet travel websites.  Self-driver clubs are clubs comprised of individuals with their own vehicles who arrange travel and tourism activities as a group.

A more detailed discussion of the Company’s ongoing operations is contained in the Current Report on Form 8-K that was filed with the SEC on November 3, 2010.

(5)      Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(57,000) and $(29,000), respectively.  Accordingly, through October 18, 2010, the Company was fully dependent upon its former management and former controlling stockholder for sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there was no legal obligation for either former management or former significant stockholders to provide additional future funding.

It is anticipated that, subsequent to the October 18, 2010 “reverse merger” transaction, the cash on hand, cash flow from operations and anticipated additional cash resources will be sufficient to meet the Company’s expected capital expenditures and working capital requirements for the next 12 months.  However, the Company may, in the future, require additional cash resources due to changing business conditions, implementation of its strategy to expand its business, or acquire other compatible operations which it may decide to pursue.  If the Company’s own financial resources are insufficient to satisfy its capital requirements, the Company may seek to sell equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to the Company’s stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict its operations.  Financing may not be available in amounts or on terms acceptable to the Company, if at all.  Any failure by the Company to raise additional funds on terms favorable to it, or at all, could limit its ability to expand its business and could harm its overall business prospects.

Through June 30, 2010, Long Fortune incurred capital expenditures of approximately $1.8 million.  These capital expenditures were primarily used to build and expand Long Fortune’s entertainment attractions.  Long Fortune’s capital expenditures for the fiscal year ending December 31, 2010 are expected to aggregate approximately $3.2 million for the expansion of its entertainment attractions.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock or other securities in lieu of cash.

(6)      Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in the Company’s external disclosures including information regarding contingencies, risk and financial condition.  The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  The Company intends to monitor significant estimates made during the preparation of its financial statements.

The Company’s significant accounting policies are summarized in Note E of its financial statements.  While all these significant accounting policies impact the Company’s financial condition and results of operations, the Company views certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  The Company’s management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect its consolidated results of operations, financial position or liquidity for the periods presented in this report.

(7)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to continue to operate its current business or new businesses that may be acquired in the future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide information required by this item.  Nonetheless, the following sets forth information regarding the Long Fortune business, which was disclosed in the Current Report on Form 8-K filed with the SEC on November 3, 2010.

Long Fortune does not use derivative financial instruments and has no foreign exchange contracts.  Long Fortune’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations.  Long Fortune generally considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates – Long Fortune generally does not invest in or hold debt securities.  Accordingly, fluctuations in applicable interest rates would not have a material impact on Long Fortune.  At June 30, 2010, Long Fortune had short-term loans payable with outstanding principal balances of approximately $8.2 million.  These notes have interest rates ranging from 5.31% to 11.15%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Long Fortune’s consolidated earnings or cash flows.

Foreign Exchange Rate - All of Long Fortune’s transactions are transacted in Renminbi (“RMB”), the national currency of the PRC.  As a result, changes in the relative values of U.S. Dollars and RMB affect Long Fortune’s reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes.  However, because Long Fortune conduct its sales and purchases in RMB, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins.  Long Fortune does not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Certifying Officers concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in its internal control over financial reporting due to its status as a shell corporation and having a sole officer and director.  However, the Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None during the quarter ended September 30, 2010.

On October 22, 2010, the Company and the BTHC Principal Shareholder received a letter from counsel (“Greentree Letter”) to Greentree Financial Group, Inc. (“Greentree”), in which it was alleged that Long Fortune breached the Exclusive Service Agreement, dated September 1, 2010, between Long Fortune and Greentree (the “Service Agreement”) and that the Company and BTHC Principal Shareholder facilitated Long Fortune’s alleged breach of the Service Agreement.  The Service Agreement purportedly provides that Greentree was engaged by Long Fortune to provide certain financial advisory services, including, among others: (i) advising and assisting Long Fortune with redesigning its capital structure, consistent with US GAAP and usual and customary business practices for companies similar to Long Fortune; (ii) advising and assisting Long Fortune in the conversion of its financial reporting systems to a format that is consistent with US GAAP; (iii) assisting Long Fortune in evaluating prospective merger candidates, including due diligence; (iv) assisting in the preparation of English language closing documents in connection with a proposed reverse takeover transaction (“RTO”), including filings with the SEC; (v) assisting in the preparation and filing of registration statements with the SEC; (vi) assisting in the preparation of corporate governance documents and a NASDAQ listing application; and (vii) providing management training to Long Fortune’s senior management with respect to usual and customary practices for U.S. companies with business plans similar to Long Fortune’s business plan.  In consideration of the financial advisory services to be performed by Greentree, the Service Agreement purportedly provides that Long Fortune would pay to Greentree: (i) $25,000 in cash; (ii) 500,000 shares of common stock of the proposed public company (based on an assumed capital structure of 7,500,000 shares issued and outstanding following the closing of the RTO); and (iii) warrants to purchase 200,000 shares of the proposed public company’s common stock.  The Service Agreement provides that the warrants: (i) are to be exercisable for a period of 18 months following the closing of the RTO; (ii) have an exercise price of $2.00 per share; (iii) would not be redeemable by the proposed public company; (iv) would contain registration rights; and (v) would contain anti-dilution and price protection provisions for 18 months following the closing of the RTO.  With respect to any shares that may be issuable to Greentree, the Service Agreement purportedly provides that the shares would be anti-dilutive for a period of 18 months and that to the extent more than 10,000,000 shares are issued, additional shares would be issued to Greentree to bring Greentree’s ownership up to 5% ownership in the proposed public company.  The Service Agreement contains a one year term, subject to extension upon mutual written agreement of Long Fortune and Greentree, and may be terminated by Long Fortune prior to the expiration of the term upon 45 days’ written notice.  In addition, the Service Agreement purportedly provides that if Long Fortune were to terminate the Service Agreement prior to the expiration of the term, Greentree would be entitled to the fee set forth above, except that the proposed public company would not be required to issue to Greentree 125,000 of the 500,000 shares of common stock.

In the Greentree Letter, Greentree has demanded: (i) 5% of the Company’s issued and outstanding shares of common stock, subject to anti-dilution provisions; (ii) warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share, exercisable for three years; and (iii) the reimbursement and payment of all past, current and future out-of-pocket expenses, including, but not limited to, legal fees.

Long Fortune, the Company and the BTHC Principal Shareholder are in the process of evaluating the merits of the claims contained in the Greentree Letter.  To Long Fortune’s, the Company’s and the BTHC Principal Shareholder’s knowledge, no formal legal action has been taken by Greentree as of this date.  If any such legal action is commenced by Greentree, there can be no assurance that Long Fortune, the Company and the BTHC Principal Shareholder will be successful in such action.

Item 1A – Risk Factors

Smaller reporting companies are not required to provide information required by this item.  Nonetheless, for risk factors related to the Long Fortune business, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2010.

On October 6, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Halter Financial Investments LP, its principal shareholder, Long Fortune Valley Tourism International Limited, a Cayman Islands company (“Long Fortune”), and Grand Fountain Capital Holding Limited, a company organized under the laws of the Cayman Islands, Zhang Shanjiu, Zhang Qian, Li Shikun and Yu Xinbo (collectively, the “Long Fortune Shareholders”).  Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the Company’s issuance of an aggregate of 17,185,177 restricted, unregistered shares of the Company’s $0.001 par value common stock (the “Share Exchange”).  The execution of the Share Exchange Agreement was disclosed in a Current Report on Form 8-K filed with the SEC on October 6, 2010.

On October 18, 2010, the Share Exchange closed and an aggregate of 17,185,177 shares of the Company’s restricted, unregistered common stock were issued to the Long Fortune Shareholders.  These newly-issued shares constituted approximately 95% of the Company’s issued and outstanding shares of common stock, post-closing.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of the Company.  For additional information regarding the Share Exchange and the business of Long Fortune, see the Current Report on Form 8-K filed with the SEC on November 3, 2010.

Item 3 - Defaults upon Senior Securities

None

Item 4 - [Removed and Reserved]

Item 5 - Other Information

On October 18, 2010, upon the closing of the Share Exchange, the Company’s acquisition of Long Fortune effected a change in control and was accounted for as a “reverse acquisition” whereby Long Fortune is the accounting acquiror for financial statement purposes.  Accordingly, for all periods after the October 18, 2010 closing of the “reverse acquisition” transaction, the Company’s historical financial statements will reflect the financial statements of Long Fortune since its inception and the operations of BTHC XV, Inc. subsequent to October 18, 2010.

Item 6 - Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XV, Inc.

Dated: November 22, 2010	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer

Exhibit Index

No.	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002