Form 10-K
period 2010-12-31
BTHC XV, Inc.
filed 2011-04-15
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission file number:  0-52808

BTHC XV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Underground Grand Canyon Linyi City, Yishui County, Shandong Province, China	276400
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +86 539-2553919

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
___________________________________________	________________________________________
___________________________________________	________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

____________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐          No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐         No ☒

The aggregate market value of the voting stock on April14, 2011 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates cannot be determined because the registrant currently has no market for its common stock.  Non affiliates own 1,058,433 shares of the common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐2

As of April 14, 2011, there were 18,089,660 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ANNUAL REPORT ON FORM 10-K

_______________

Item 13.Certain Relationships and Related Transactions, and Director Independence	75

Item 14.Principal Accounting Fees and Services.	85

PART IV	86

Item 15.Exhibits, Financial Statement Schedules.	86

ii

Forward-Looking Statements

The information contained in this Annual Report, including in the documents incorporated by reference into this Annual Report, includes some statements that are not purely historical and that are “forward-looking statements.”  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and the potential effects on our company.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: our ability to increase our revenues and expand our business operations; our ability to successfully implement our acquisition strategy; availability and cost of external financing; our ability to manage our growth; competition for discretionary spending; weather conditions; the length of our operating season; importance of our land use rights to the operation of our business; unanticipated construction delays in completing capital improvements; the effect of any extended shutdown period of our facilities; accidents occurring at our tourist destinations; lack of business interruption or third-party liability insurance; factors that affect tourist destination attendance, such as local conditions, events, natural disasters, disturbances and terrorist activities; dependence on key management personnel; obligations under guarantees; our significant debt load; control by a limited number of principal stockholders; potential conflicts of interest; our ability to increase revenues through price increases; our ability to obtain, maintain and renew necessary safety inspections on the special equipment we operate; failure to maintain an effective system of internal control over financial reporting; lack of experience with and knowledge of U.S. GAAP and SEC rules and regulations by those individuals in charge of and with responsibility over the preparation of our financial statements; our business’ susceptibility to the economic, political and legal policies, developments and conditions in China; uncertain legal environment in China; the degree to which the PRC government influences the conduct of our business; ambiguities in the implementation of the New M&A Rule; our ability to use equity compensation to attract and retain qualified personnel; rapid growth of the PRC economy and inflation as a result thereof; government control of currency conversion; fluctuations in exchange rates; outbreaks of widespread public health problems in the PRC, such as the Swine Flu, SARS or the Avian Flu; lack of deposit insurance for funds held in local banks; our ability to comply with the FCPA and Chinese anti-corruption laws; our ability to pay dividends to our stockholders; the implementation of the new PRC employment contract law; our classification as a “resident enterprise” under the Enterprise Income Tax Law; cultural, political and language differences between China and the United States; adverse changes in the securities markets; development of a public trading market for our securities; and the other factors referenced in this Annual Report, including, without limitation, under the sections entitled “Item 1A. – Risk Factors,” “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. – Business.”

These risks and uncertainties, along with others, are also described in “Item 1A – Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

-iii-

Use of Certain Defined Terms

As used in this Annual Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities, after giving effect to the Share Exchange (as defined below):

(i) BTHC XV, Inc., a Delaware corporation (“BTHC”), which is a publicly traded company;

(ii) Long Fortune Valley Tourism International Limited, a company organized under the laws of the Cayman Islands and a wholly-owned subsidiary of BTHC (“Long Fortune”);

(iii) Rich Valley Capital Holding Limited, a company organized under the laws of the British Virgin Islands and a wholly-owned subsidiary of Long Fortune (“Rich Valley”);

(iv) Long Fortune Valley Tourism International Limited, a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Rich Valley (“LFHK”); and

(v) Shandong Longkong Travel Management Co., Ltd., a company organized under the laws of China and a wholly-owned subsidiary of LFHK (“Longkong”).

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.  The Company maintains its books and accounting records in Renminbi.  Unless otherwise stated, the translations of RMB into U.S. Dollars have been made at the rate of exchange of $1.00 to RMB 6.5920, the approximate average exchange rate for the year ended December 31, 2010.  We make no representation that the RMB or U.S. Dollar amounts referred to in this Annual Report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.  All U.S. Dollar amounts referenced herein are in thousands, unless the context requires otherwise.

-iv-

PART I

Item 1.                 Business.

The Share Exchange

On October 6, 2010, BTHC entered into a Share Exchange Agreement with Halter Financial Investments LP, its principal shareholder (“BTHC Principal Shareholder”), Long Fortune and Grand Fountain Capital Holding Limited, a company organized under the laws of the Cayman Islands, Zhang Shanjiu, Zhang Qian, Li Shikun and Yu Xinbo (collectively, the “Long Fortune Shareholders”) (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, BTHC agreed to acquire all of the issued and outstanding shares of Long Fortune from the Long Fortune Shareholders in exchange for the issuance by BTHC to the Long Fortune Shareholders of an aggregate of 17,185,177 newly-issued shares of BTHC common stock, $0.001 par value per share (the “Share Exchange”).  In addition, Long Fortune paid $250,000 to HFG International Limited, a Hong Kong corporation and affiliate of the BTHC Principal Shareholder, for financial advisory services in connection with the Share Exchange and certain post-closing Share Exchange matters and also agreed to pay BTHC’s expenses in connection with the Share Exchange.  The execution of the Share Exchange Agreement was previously reported in BTHC’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 6, 2010.

On October 18, 2010 (the “Closing Date”), the Share Exchange was consummated and an aggregate of 17,185,177 shares of BTHC common stock were issued to the Long Fortune Shareholders, which constituted 95% of BTHC’s issued and outstanding shares of common stock.  Upon the consummation of the Share Exchange, Long Fortune became a wholly-owned subsidiary of BTHC.

The corporate structure of BTHC, after taking into account the Share Exchange, is as follows:

Our shares of common stock are currently listed on the Over the Counter Bulletin Board (“OTCBB”).

Description of the Company

Corporate History

BTHC was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC XV, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.  In accordance with the confirmed plan of reorganization, BTHC’s business plan was to seek to identify a privately-held operating company desiring to become a publicly held company by merging with BTHC through a reverse merger or other acquisition transaction.  Prior to the Share Exchange, BTHC was considered a “shell” company.  From and after the Closing Date of the Share Exchange, BTHC was no longer a “shell” company and its primary operations consist of the business and operations of Long Fortune which are conducted in Linyi City, Yishui County, Shandong Province, China.

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC XV, LLC (collectively “Ballantrae”) were organized for the purpose of operating nursing homes throughout the United States.  Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability.  During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs.  Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization (the “Plan”), as presented by Ballantrae, its affiliates and their creditors.  On August 16, 2006, pursuant to the Plan, BTHC XV, LLC was merged into BTHC XV, Inc., a Delaware corporation.

Halter Financial Group, Inc. (“HFG”) participated with Ballantrae and their creditors in structuring the Plan.  As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including BTHC.  HFG exercised the option, and as provided in the Plan, 70% of BTHC’s outstanding common stock, or 350,000 shares, were issued to HFG, in satisfaction of HFG’s administrative claims.  The remaining 30% of BTHC’s outstanding common stock, or 150,000 shares, were issued to 497 holders of administrative and tax claims and unsecured debt.  The 500,000 shares (“Plan Shares”) were issued pursuant to Section 1145 of the Bankruptcy Code.

Effective August 16, 2006, HFG transferred its 350,000 Plan Shares to Halter Financial Investments L.P. (“HFI”), a Texas limited partnership controlled by Timothy P. Halter.  Mr. Halter also served as BTHC’s sole officer from BTHC’s formation on August 16, 2006 until the Closing Date, when he was replaced by Zhang Shanjiu, and also as our sole director from BTHC’s formation until the effective date of a filing of a Schedule 14F in connection with the Share Exchange.

BTHC remained subject to the jurisdiction of the bankruptcy court until it filed a certificate of compliance with the bankruptcy court that stated that the requirements of the Plan were met as a result of the closing of the transactions contemplated by the Share Exchange Agreement, which resulted in the discharge to be deemed granted.  As such, the post discharge injunction provisions set forth in the Plan and the confirmation order have become effective.

Through the Share Exchange, BTHC acquired Long Fortune, a Cayman Islands company that was established on December 9, 2009.  Since inception, Long Fortune has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley.

Rich Valley is a British Virgin Islands company that was established by Long Fortune on December 9, 2009 as a wholly-owned subsidiary.  Since inception, Rich Valley has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of LFHK.

LFHK is a Hong Kong company that was established by Rich Valley on December 22, 2009 as a wholly owned subsidiary.  Since inception, LFHK has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Longkong.  Longkong is a cave tourism development and management company that presently operates the “Underground Grand Canyon” located in Linyi City, Yishui County, Shandong Province, China.

Longkong is a limited liability company that was organized in the PRC on March 15, 2004 as Shandong Underground Grand Canyon Travel Development Co., Ltd. (“Shandong Grand Canyon”) with an initial registered capital of approximately $2.4 million, which was 79.2% owned by Zhang Shanjiu and 20.8% owned by Zhang Qian, Zhang Shanjiu’s daughter.  On August 25, 2004, the registered capital of Shandong Grand Canyon was increased to approximately $3.8 million, which resulted in an increase in the number of shareholders from two to fifteen.  After the increase in registered capital, Zhang Shanjiu, Zhang Qian, Chen Rongxia, Zhang Shanjiu’s wife, and Yu Xinbo owned 56.60%, 15.72%, 6.92% and 5.66% of Shandong Grand Canyon, respectively, while the remaining eleven shareholders owned 15.10% of Shandong Grand Canyon.

Until September 2004, Shandong Grand Canyon invested in Yishui Underground Fluorescent Lake Travel Development Co., Ltd., Shandong Shanjun Bronze Craft Co., Ltd. and Yishui Yimong Mountain Travel Service Co., Ltd., thereby becoming the parent entity of each company and forming a PRC enterprise group of tourism companies.  Longkong was then known as Shandong Long Kong Tourism Group Co. Ltd. (“Long Kong Tourism Group”).

In September 2007, the shareholders of Long Kong Tourism Group entered into several equity transfer transactions that resulted in the reduction in the number of shareholders from fifteen to six.  After the equity transfers, Zhang Shanjiu, Zhang Qian, Chen Rongxia and Yu Xinbo owned 21.26%, 59.87%, 1.13% and 2.52% of Long Kong Tourism Group, respectively, while the remaining two shareholders owned 15.22% of Long Kong Tourism Group.

On October 10, 2007, the shareholders agreed to a decrease in Long Kong Tourism Group’s registered capital to approximately $3.2 million, which ultimately resulted in Zhang Qian and Li Hongwei being cashed out as shareholders.  After the decrease in registered capital, Zhang Shanjiu, Chen Rongxia and Yu Xinbo owned 84.5%, 4.5% and 10% of Long Kong Tourism Group, respectively, while the remaining shareholder owned 1% of Long Kong Tourism Group.

On December 17, 2007, largely in part due to the rarity of a group of companies such as the Long Kong Tourism Group in the PRC, Long Kong Tourism Group’s management decided to sell its majority interest in its three subsidiaries to the minority shareholders in each company in order to focus on its core business.  In that process, Long Kong Tourism Group changed its name to Longkong’s present name.  Long Kong Tourism Group’s interest in Yishui Underground Fluorescent Lake Travel Development Co. Ltd. was sold to Zhang Qian, Zhang Shanjiu’s daughter, for approximately $1.8 million.  Long Kong Tourism Group’s interest in Shandong Shanjun Bronze Craft Co., Ltd. was sold to Li Hongwei, a former shareholder and employee of the predecessor to Long Kong Tourism Group, for approximately $274,000.  Long Kong Tourism Group’s interest in Yishui Yimong Mountain Travel Service Co., Ltd. was sold to Zhang Shanshuang, Zhang Shanjiu’s brother, for approximately $27,000.

On March 10, 2008, the four remaining shareholders of Longkong transferred their shares to Longong Travel Limited, a United Kingdom company (“Longong”), for approximately $2.0 million.  Longong was a company that was established on behalf of Zhang Shanjiu by a third party trustee in the United Kingdom.  The shares of Longong were held in trust for the benefit of Zhang Shanjiu, who beneficially owned the shares of Longong and had the ability to exercise control over Longong.

On November 12, 2008, Longong sold 100% of the equity interests in Longkong to Long Fortune Valley Limited, a company organized under the laws of Gibraltar (“Fortune Valley”), for $1.  Fortune Valley was a company that was established on behalf of Zhang Shanjiu by a third party trustee in Gibraltar.  The shares of Fortune Valley were held in trust for the benefit of Zhang Shanjiu, who beneficially owned the shares of Fortune Valley and had the ability to exercise control over Fortune Valley.  On December 29, 2009, Fortune Valley sold 100% of the equity interests in Longkong to LFHK for $1.

Longkong owns a less than 1% interest in Yishui Rural Credit Cooperative (“Yishui Credit”), which is a financial institution located in Yishui County, Shandong Province.  As of December 31, 2010, Yishui Credit has extended four loans to us with an aggregate balance due of $3.2 million.  The interest rates on the loans are between 5.31% and 11.15%, with a weighted average interest rate of 10%.  The loans are due between April 20, 2011 and May 20, 2011.

Business Overview

We are a tourism development and management company headquartered in Shandong Province, China.  Our business specializes in the development and management of natural, cultural and historic scenic sites and ecotourism projects in China, with particular emphasis on the cave tourism sector of the tourism industry.  We currently operate the “Underground Grand Canyon” tourist destination.

By implementing our growth and acquisition strategy, we plan to continue to strengthen our business and our brand by expanding our business, acquiring additional tourist destinations and obtaining the exclusive rights to manage and operate additional tourist destinations within specified geographic regions in China.  We aim to become China’s leading tourism development and management company.

The Underground Grand Canyon

The Underground Grand Canyon, located in Linyi City, Yishui County, Shandong Province, has been awarded “AAAA Level Scenic Spot” and “National Geological Park” designations by the National Tourism Administration of the PRC and the Ministry of Land and Resources of the PRC, respectively.  The Underground Grand Canyon tourist destination, at 6,100 meters (approximately 3.75 miles), is the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  To date, approximately 3,100 meters (approximately 2 miles) have been developed into five entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; (iv) the “Strop Ropeway” attraction; and (v) the “Treasure Hunting Cave” attraction.

In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  Since 2004, we have invested approximately $12 million to improve the infrastructure and facilities at the Underground Grand Canyon, including the construction of new facilities, such as the commencement of construction of restaurant facilities for our visitors, an office and accommodation and entertainment facilities for our staff, building the entertainment attractions, repairing roads leading to the Underground Grand Canyon, acquiring new boats or vehicles that are used in our entertainment attractions and repairing electrical lines and water pipes in the Underground Grand Canyon.  In addition, we steadily increased the number of visitors from approximately 150,000 in 2004 to approximately 672,000 in 2010, which is a compounded annual growth rate of 28.5%.

Our visitors come to the Underground Grand Canyon both on their own, attracted either by advertisements or through word of mouth (“self-drivers”), and through touring with domestic PRC travel agencies.  Visitors from travel agencies accounted for approximately 55% of the total number of visitors in 2009, while self-drivers accounted for the remaining 45% of our visitors.  Visitors from travel agencies accounted for approximately 48.1%% of the total number of visitors in 2010, while self-drivers accounted for the remaining 51.9% of our visitors.  Every year, we enter into cooperation agreements with numerous domestic travel agencies throughout China, through which we anticipate a regular flow of visitors.  In addition, we believe we can increase the number of visitors by both entering into cooperation agreements with additional travel agencies, as well as through repeat business from existing travel agencies based on the experience enjoyed by prior visitors from these existing travel agencies.  We have built close relationships with many self-driver clubs in China, as well as several Internet travel websites.  Self-driver clubs are clubs comprised of individuals with their own vehicles who arrange travel and tourism activities as a group.

Our sales revenue decreased approximately $0.4 million, or approximately 4.2%, to approximately $9.1 million in the fiscal year ended December 31, 2010 from approximately $9.5 million in the fiscal year ended December 31, 2009.  Our revenue is generated from bundled passes (17.7% of our 2010 sales revenue), admission tickets (48.1% of our 2010 sales revenue), water drifting attraction fees (26.7% of our 2010 sales revenue), rail car fees (5.2% of our 2010 sales revenue) and other fees and services (2.3% of our 2010 sales revenue).  Net income decreased approximately $1.0 million, or approximately 20.0%, to approximately $4.0 million in the fiscal year ended December 31, 2010 from approximately $5.0 million in the fiscal year ended December 31, 2009.

Our Growth Strategy

We believe we have the experience and expertise to implement our growth strategy toward our goal of becoming China’s leading tourism development and management company.  Further, we believe we are well positioned to capitalize on future industry growth.  Our growth strategy is comprised of the following initiatives:

•
Acquisition and management of additional natural, cultural and historic scenic sites and ecotourism projects in an effort to build a tourism chain operator.  We are seeking to locate one or more sites as acquisition and/or management opportunities.  No definitive agreements have been executed, nor have there been any preliminary agreements, discussions or negotiations, with respect to any of these opportunities and there can be no assurances that we will execute any such agreements or enter into discussions or negotiations with respect to any potential sites.

•
Enhancement of existing entertainment attractions within the “Underground Grand Canyon” and development of new attractions both in and around the “Underground Grand Canyon” cave.  We continue to further improve our existing entertainment attractions within the Underground Grand Canyon and seek to develop new attractions both in and around the Underground Grand Canyon.  We plan to develop an additional 1,800 meters (approximately 1.1 miles) of the Underground Grand Canyon to include additional entertainment attractions.  In late January 2011, we completed the development of the “Treasure Hunting Cave” entertainment attraction, which consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  The total cost to develop the Treasure Hunting Cave was approximately $3.1 million and it took approximately seven to eight months to complete.  The Treasure Hunting Cave entertainment attraction first opened to visitors in early February 2011.  We believe these new projects will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host, but there can be no assurance that we will be successful in completing these new projects or that, if completed, the new projects will lead to an increase in the number of visitors.

•
Expansion of services and products offered to our visitors.  To enhance our visitors’ experience, we recently completed the development of catering facilities, which include restaurant facilities for our visitors, as well as the services to host and cater large-scale events, and gift shop facilities.  Our goal is to provide a menu suitable to the largest percentage of our visitors at an affordable price.  Our catering and restaurant facilities are outsourced to third party food vendors who pay us a nominal fee to use our facilities, which totaled an aggregate of approximately $18,000 in 2010.  In addition, our gift shops contain goods with special features connecting our visitors to the unique scenic images they enjoy while visiting the Underground Grand Canyon.  The total cost to develop the catering and gift shop facilities was approximately $1.2 million and it took approximately two years to complete.  Although we developed these facilities to enhance our visitors’ experience, there can be no assurance that we will be successful in doing so.

•
Promotion of our scenery and brand by effective advertisements.  We will continue to build close relationships with domestic PRC travel agencies, self-driver clubs and Internet travel websites.  In addition, an effective advertising campaign that promotes our scenery, brand and enterprise culture to new and larger population and income bases, will continue to be an important initiative in our growth strategy.

Our Products

As a cave tourism development and management company, we are in the services business and do not produce or manufacture any products.  We currently operate the “Underground Grand Canyon” tourist destination located in Linyi City, Yishui County, Shandong Province.  The Underground Grand Canyon has been awarded “AAAA Level Scenic Spot” and “National Geological Park” designations by the National Tourism Administration of the PRC and the Ministry of Land and Resources of the PRC, respectively.

The Underground Grand Canyon was discovered in 1974 by a local farmer drilling a well.  However, for technical and financial reasons, it was not developed until 2000.  In 2003, the Underground Grand Canyon tourist destination officially opened to visitors.  In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.

The Underground Grand Canyon tourist destination is one of the largest karst caves in China and is currently the longest karst cave in northern China at 6,100 meters (approximately 3.75 miles).  The temperature inside the cave stays between 17 and 18 degrees Celsius (62.6 to 64.4 degrees Fahrenheit) year round.  The cave is a typical karst topography, the shape of which is gradually formed from large karst fissures occurring 65 million years ago.  It is located in the middle of the famous regional geological faults, the Tanlu Faults.  Karst is a landscape or terrain that results from the chemical corrosion of carbonate rocks that are soluble in water.  Carbonate rocks were made through sedimentation between 230 million and 66 million years ago.  Because of the calcium carbonate (CaCO3), which is soluble in water, carbonate rocks dissolve in water and consequently let it through.  Permeability is considerable because of chemically induced corrosion causing cracks, which enable the water to run through the rock.  The dissolving and corrosion process takes many years.

The cave contains more than 100 landscapes, such as an underground river, stalactite springs, stalactite palaces, stalactite waterfalls and stalactite canyons.  To date, approximately 3,100 meters (approximately 2 miles) have been developed, in addition to the natural scenery, into five entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; (iv) the “Strop Ropeway” attraction; and (v) the “Treasure Hunting Cave” attraction.

•
The “Underground Water Drifting” attraction was placed into operation in April 2003 and is the only underground river drifting site in China.  Presently, the drift channel is 1,000 meters long (approximately 0.6 miles).  Already the longest underground cave drift in China according to Great World DSJJNS, plans are drawn to expand to 2,500 meters (approximately 1.5 miles) in the second phase of development.  Visitors take a special rubber boat down the river, enjoying extraordinary views of the valley scenery around both sides and the top of the cave.  This attraction has been recognized as a “China Top Ten Rafting Resort” and was named as the major tourist adventure project by the Shandong Provincial Government.

•
The “Electric Slide Car” attraction was placed into operation in February 2006 and is one of the longest natural tourism entertainment projects in China.  The slide car has a total length of 2,800 meters (approximately 1.7 miles) (with a drop of more than 50 meters (approximately 165 feet)), which starts at the peak of the mountain and slides along the mountain directly to the access point of the cave in the mountainside.  Our visitors are free to control the speed of the car with a designed speed of up to 15 kilometers per hour (approximately 9 mph).

•	The “Battery Vehicle” attraction was placed into operation in February 2005. Visitors can take the battery vehicle for nearly 2 kilometers (approximately 1.2 miles).

•
The “Strop Ropeway” attraction was placed into operation in October 2007 and has a length of 400 meters (approximately 0.25 miles).  We built up the ropeway by utilizing the natural topography from the top of the mountain to the entrance of the cave.  To ride on the ropeway, visitors are required to wear a harness that attaches to the ropeway and leaves them suspended from the ropeway using the natural topography of the mountain and gravity to slide down the ropeway similar to a zip line.

•
The “Treasure Hunting Cave” attraction was placed into operation in late January 2011.  The attraction consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  The total cost to develop the Treasure Hunting Cave was approximately $3.1 million and it took approximately seven to eight months to complete.  The Treasure Hunting Cave entertainment attraction first opened to visitors in early February 2011.

Description of Operations

As a cave tourism development and management company, our daily focus is to provide the best experience possible to our visitors.  Toward that end, in addition to the acquisition and development of additional tourist destinations, we aim to improve the existing, and add additional, entertainment attractions within and outside of the Underground Grand Canyon.  Our primary focus, however, is the enhancement of our service quality.  At the Underground Grand Canyon, we have knowledgeable and friendly tourist guides to provide our visitors with a detailed introduction of our entertainment attractions and provide additional services to our visitors.  Our tourist guides are required to follow our strict service process and other requirements to ensure the safety and enhance the experience of our visitors.  We plan to have in place the same level of strict service processes and other requirements at any additional sites we acquire, develop and/or manage.

Our Competitive Strengths

Our Underground Grand Canyon has been designated an “AAAA Level Scenic Spot” and a “National Geological Park.”  Scenic site designations are awarded by the National Tourism Administration of the PRC to tourist destinations based on a combination of factors, including service quality, quality of the tourist destination environment and experience, scenic quality and tourist opinion of the destination.  The highest designation awarded is “AAAAA” level scenic site.  In awarding the level of designations, the National Tourism Administration performs an annual on-site independent analysis of the tourist destination.  Upon the completion of this annual analysis, the National Tourism Administration will either indicate that the level previously awarded remains the same or that the level will be increased or decreased according to whether the tourist destination meets the criteria for the various levels.

We attribute our success to date and potential for future growth to a combination of strengths, including the following:

•
Our Underground Grand Canyon has achieved national and international merit.  The Underground Grand Canyon has attained national and international recognized merits of scenic achievement, such as “AAAA Level Scenic Spot,” “National Geological Park” and “Shandong’s Top Ten Beautiful Scenery.”  The achievement of these high degrees of recognition is a testament to our management expertise and our corporate culture.

•
We benefit from favorable geography.  Our business is located in Linyi City, Yishui County, which is the southern gateway to Shandong Province and is situated between Beijing and Shanghai, which are two main population centers in China.  In addition, Linyi City is accessible by air, ground and water, with easy access to airports, major highways and waterways.

•
We are located in a main population center in China.  Linyi City has approximately 10 million residents.  In addition, Linyi City is the second largest wholesale market in China, which attracts a high volume of high income people.  Within a radius of 200 kilometers (approximately 125 miles) of Linyi City, there are approximately 170 million residents.  Further, within a radius of 500 kilometers (approximately 300 miles) of Linyi City, the number of residents is approximately 400 million.

•
Shandong Province is located in a tourism corridor.  Linyi City, along with Qingdao, Weihai and Yantai are located along the famed Golden Coast region of Shandong Province.  This region, by itself, is a destination for tourists in China.  Further, Shandong Province is recognized as the hometown of Confucian and Mencius culture and culture of Taishan Mount.  As a result, many tourists from outside of Shandong Province use it as a gathering place.

•
We benefit from favorable government support.  We benefit from favorable government support, such as the supply of tourism land.  In addition, recent local government initiatives include the improvement of our local tourism environment, including the establishment of a tourism bureau to differentiate the tourism industry from the services industry and mandated regulatory compliance by companies in the tourism industry.

•
We have a proven business model.  Our Underground Grand Canyon, judged by the merits achieved, increased number of visitors, visitor satisfaction rates, and significant profit margin, evidences our proven business model.  As we seek to acquire new tourist destinations and continue to improve our existing entertainment attractions in and around the Underground Grand Canyon, we will continue to build up and strengthen our business model.  We believe our business model is portable to the tourism industry beyond the cave tourism business and seek to operate a national tourism development and management company with a brand recognized for its quality.

•
We have a high visitor satisfaction rate.  Being in the tourism business, we aim to provide the highest quality experience for our visitors.  From the design of our entertainment attractions to the delivery and presentation of our product on a daily basis, we emphasize visitor satisfaction.  In recent years, we have initiated an overall quality policy of “Emphasis on tourist travel experience to meet maximum demand” and launched an annual mission for our staff, the most recent of which was “Staff are also attractions,” which was designed to improve our service quality, including an emphasis on the appearance, knowledge and professionalism of our staff.  Each of our visitors is asked to complete a visitor satisfaction survey, which includes a variety of questions regarding the visitors’ experience at the Underground Grand Canyon, including, among others, the amount spent by the visitor, whether the visitor is satisfied with the facilities and entertainment attractions, whether the visitor is satisfied with the service provided by our staff and overall visitor satisfaction.  More than 99% of our visitors indicate that they are “very satisfied” with their experience at the Underground Grand Canyon.  We attribute that rate to our emphasis on visitor service quality.

Sales and Marketing

We have established multi-layered and comprehensive marketing channels including travel agencies, self-driver clubs, Internet travel websites, hotel promotion and advertisements.

•
We enter into cooperation agreements with numerous domestic travel agencies throughout China, through which we anticipate a regular flow of visitors.  As of December 31, 2010, we have entered into cooperation agreements with approximately 1,100 travel agencies.  Terms of these agreements generally include a discounted admission ticket price to the Underground Grand Canyon, as well as discounted prices to our entertainment attractions in and around the Underground Grand Canyon so long as the travel agency brings more than a set number of visitors, generally 10 or more, at any one time.  In addition to the discounted prices offered to the visitors from a travel agency, commencing on January 1, 2010, we also began to offer a return to the travel agency based on the number of total tourists the travel agency brings to the Underground Grand Canyon over the term of the agreement (generally one year).  The return is accumulated over the term of the agreement and paid to the travel agencies at the end of the term.  Of the 1,100 travel agencies with which we enter into cooperation agreements, we expect that only approximately 14 travel agencies will bring enough tourists to the Underground Grand Canyon to qualify for a return under the cooperation agreement.  The travel agents do not guarantee to us a certain number of visitors per year nor a certain amount of revenue to be generated from their visitors.  Similarly, we do not guarantee a certain amount of return to the travel agencies.  The cooperation agreements typically have a one-year term and are renewed annually.  A cooperation agreement with a one-year term will run from January 1 through December 31 regardless of when in the year the agreement is entered into or renewed.  As of December 31, 2010, approximately $0.2 million in return was due the approximately 14 travel agencies expected to qualify for a return under the cooperation agreements.  Payments to travel agencies were made in January and February 2011 for 2010.  We believe we can increase the number of visitors by both entering into cooperation agreements with additional travel agencies, as well as through repeat business from existing travel agencies based on the experience enjoyed by prior visitors from these existing travel agencies.  We plan to continue to expand the number of travel agencies we cooperate with, particularly in the major cities of developed provinces in China, such as Zhejiang, Jiangsu and Shanghai, which we believe have a higher percentage of higher net income residents.  Relationships with travel agencies are managed by our sales team and we plan to rely on our sales team to continue to cultivate our existing relationships and to foster new relationships with travel agencies.

•
We promote the Underground Grand Canyon and the entertainment attractions, as well as our brand, through traditional media outlets, including television, radio and print media.  Print media, such as newspapers, magazines, express advertisements, outdoor advertisements, scenery signposts and advertisements on buses, continues to be the main focus of our advertising campaign.  We have implemented an effective plan for our advertising campaign, while maintaining a relatively high degree of exposure and increasing consumer awareness within our target markets, such as Shandong Province.

•
We have built close relationships with many self-driver clubs in China, which organize tourism activities to the Underground Grand Canyon.  Self-driver clubs are clubs comprised of individuals with their own vehicles who arrange travel and tourism activities as a group.

•	We have built close relationships with several Internet travel websites, which advertise and promote the Underground Grand Canyon and our brand.

•
We cooperate with the Shandong provincial government and tourism association to sponsor public activities in order to promote the Underground Grand Canyon and our brand.  For example, we have twice sponsored the China (Yishui) Festival of Underground Drifting.

•
The Underground Grand Canyon also is promoted through the attainment of national and international recognized merits of scenic achievement, such as “AAAA Level Scenic Spot,” “National Geological Park” and “Shandong’s Top Ten Beautiful Scenery.”  By achieving these high degrees of recognition, the Underground Grand Canyon becomes visible on a grander scale, which we believe draws more visitors to our tourist destination.

Our Visitors

The number of visitors to the Underground Grand Canyon has grown significantly, from approximately 150,000 visitors in 2004 to approximately 672,000 visitors in 2010, which represents a compounded annual growth rate of 28.5%.

Visitors from travel agencies amounted to approximately 323,000 in 2010 and approximately 408,000 in 2009, which represented 48.1% and 54.5% of our total visitors in 2010 and 2009, respectively.  Due to the lower prices offered to visitors from travel agencies, revenue from these visitors accounted for approximately 36.9%and approximately 43.0% of our total revenue in the fiscal year ended December 31, 2010 and 2009, respectively.

Self-driver visitors amounted to approximately 349,000 in 2010 and approximately 341,000 in 2009, which represented 51.9% and 45.5% of our total visitors in 2010 and 2009, respectively.  Revenue from these visitors accounted for approximately 63.1% and approximately 57.0% of our total revenue in the fiscal year ended December 31, 2010 and 2009, respectively.

Pricing

We charge an initial admission ticket price to our Underground Grand Canyon and an additional fee for each of our entertainment attractions in and around the Underground Grand Canyon.  We do not offer weekly, monthly or other annual or season type passes to the Underground Grand Canyon, but discounted admission ticket prices and fees are available to visitors from travel agencies with which we enter into cooperation agreements.

According to PRC regulations, price increases must be approved by the local Administration for Commodity Prices.  In order to obtain this approval, we must prepare and submit a written application for review.  The Administration’s review of the application generally takes one to two months, including a public hearing to discuss the suggested price increase, after which a formal approval or denial document will be provided.  Any price increase that is approved, which can occur once every 3 years, is limited to a specified increase based on the unadjusted admission ticket price.  For example, if the unadjusted admission ticket price is between RMB 50 (approximately $7.30) and RMB 100 (approximately $14.60) the increase may not exceed 30% of the former price.  Further, the adjusted admission ticket price may not take effect until after 6 months’ notice has been provided to the public.  The last time a price increase was approved was in April 2008.  See “Government Regulation” below for additional information regarding the regulations and procedures governing price increases.

Admission ticket prices and entertainment attraction fees are set, pending Administration approval, based on the following factors:

•	Prices charged by tourism companies offering similar attractions;

•	China’s economic growth and the growth of per capita disposable income;

•	China’s consumer price index (“CPI”) level and growth rate, which indicates overall price movement for commodities;

•	Enhancements to our existing entertainment attractions and the development of new attractions in and around the Underground Grand Canyon;

•	Our overall service quality and visitor satisfaction rates; and

•	Feedback received from our visitors regarding whether it is suitable to increase our prices.

Research and Development

As a cave tourism development and management company, we do not have significant research and development activities.  In the past two fiscal years, in addition to focusing on development of additional entertainment attractions for our Underground Grand Canyon and services to enhance our visitors’ experience, such as the catering and restaurant facilities and souvenir shops, our research and development activities have focused on analyzing market trends and developing methods of increasing our number of visitors.

Intellectual Property

We have obtained from the Trademark Office of the State Administration for Industry and Commerce of the PRC trademarks and the exclusive use permission of trademarks including “沂蒙地下奇観” (English translation – Yimeng Underground Wonder), “红嫂” (English translation – Hong Sao) and “地下大峡谷” (English translation – Underground Ground Canyon).  These trademarks and exclusive use permissions offer protection within the PRC and do not cover any other geographic areas.  We are currently applying for trademarks and the exclusive use permission of trademarks for “LONGON”, “地下河漂流” (English translation – Underground Water Drifting), “溶洞第一漂” (English translation – No 1 Cave Drifting), “龙岗” (English translation – Long Gang) and “LONGONTOUR”.

With respect to the Underground Grand Canyon trademark, the trademark is owned by Shandong Shanjun Bronze Craft Co., Ltd. (“Bronze Craft”), an entity in which siblings of Zhang Shanjiu, our Chairman, President and Chief Executive Officer, own an aggregate 21.3% interest.  Pursuant to the Trademark Agreement, dated September 28, 2010, between Longkong and Bronze Craft, Longkong is authorized to use the trademark.  No payment was required for the authorization.

We regard our intellectual property, particularly our trademarks, to be of considerable value and importance to our business and our success.  For trademarks in Chinese, the English translation of the Chinese language trademark is not included in the official certificate filed with, and approved by, the Trademark Office of the State Administration for Industry and Commerce of the PRC.  The English translation of the Chinese trademarks may not be used as trademarks in China unless the English translation is registered as a trademark in China.  Further, unless our trademarks are determined by the Trademark Office of the State Administration of Industry and Commerce of the PRC to be “well-known trademarks,” it may be possible for a third party to trademark the English translation of our Chinese language trademarks and we may not have any injunctive relief against such use.  We currently do not own any patents.

We rely on a combination of trademark, trade secrecy laws and contractual provisions to protect our intellectual property rights.  There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights.  In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights.  Any such claim or litigation could be costly and we may lack the resources required to defend against such claims.  In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brand, and profitably exploit our services.

Our Employees

As of December 31, 2010, we employed a total of 145 full-time employees in the following functions:

Department	Number of Employees
Senior Management	4
Human Resources	3
Administration	43
Public Relations	5
Finance and Investment	21
Purchasing	4
Infrastructure Construction	14
Sales & Marketing	12
Operations Management	39
TOTAL	145

From time to time, we hire part-time, seasonal staff, which typically work for short periods of time, such as one week.  At any given point in time, the number of seasonal staff varies, however, as of December 31, 2010, we had 250 part-time, seasonal staff.

Our employees have established a labor union in accordance with PRC law, but are not covered by a collective bargaining agreement.  We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans of 1.2% of our after-tax profit.  In addition, we are required by PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC employment laws.

For a discussion of our executive officers and employment agreements we have entered into with our executive officers, see “Item 10. – Directors, Executive Officers and Corporate Governance.” and “Item 11. – Executive Compensation.”

In compliance with the Employment Contract Law of the PRC, Longkong has written contracts with all of its employees for a term of 3 to 5 years.  The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated in compliance with the Employment Contract Law of the PRC.  Longkong considers its relationship with its employees to be good.

Under the Employment Contract Law of the PRC, upon the termination of an employment agreement by Longkong without cause or expiration of an employment agreement without an offer to renew, Longkong is obligated to pay the applicable employee compensation equal to one month’s salary for each year the employee has been employed by Longkong, up to a maximum of twelve years (“Compensation”), except where (1) the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect on Longkong; (2) the employee receives pension payments; (3) the employee dies or is declared dead or missing; or (4) Longkong offers to renew the employment agreement with equal or higher consideration and the employee does not accept it.  In these cases, Longkong is not required to pay any Compensation and may terminate an employment agreement without prior notice.  If the employee’s salary is greater than three times the average salary for the last year in Linyi City, the Compensation will be calculated by multiplying such average salary by three, and then multiplying the product obtained by the number of years the employee was employed by Longkong, up to a maximum of twelve years.

Longkong may terminate an employment agreement upon 30 days’ prior written notice or without prior notice upon an extra payment of one month salary and with Compensation payable to such employee, for any of the following reasons: (1) sickness or non-working injury and after medical treatment an employee is not able to do the original work or other assignments designated by Longkong; (2) an employee is unable to perform his job after training or position adjustment and is still unable to perform his job at a suitable level; and (3) the employment cannot be performed due to a fundamental change of circumstances and the employer and employee fail to reach an agreement to change the original employment contract.

If Longkong terminates an employment agreement prior to its expiration for any reason other than as described above, the employee has the right to either enforce the agreement or to terminate the agreement and require Longkong to pay an amount equal to twice the Compensation.

An employee may at any time terminate the employee’s employment agreement upon 30 days’ prior written notice.

Seasonality

Tourism, particularly cave tourism, is a seasonal business, with peak months occurring during periods of warmer weather, when students are on summer vacation and during our National Holiday.  Our peak months are April, May, July, August and October, which collectively accounted for 66.6% of our total visitors in 2010.  As recently as 2007, however, our peak months collectively accounted for 70% of our total visitors.  In April and May, the weather is favorable as compared to our winter months and people are beginning their vacation schedules.  During the hottest months of July and August, the constant temperature in the Underground Grand Canyon of between 17 and 18 degrees Celsius (62.6 to 64.4 degrees Fahrenheit) is appealing to many visitors.  In addition, students are on summer vacation in July and August and therefore family vacations are at their peak.  The National Holiday, which occurs in early October annually, is one of the two long-term holidays of 7 days in length in China.

Historically, the volume of visitors to the Underground Grand Canyon is lowest during the coldest months of the year, January, February, November and December.  These months collectively accounted for 8.6% of our total visitors in 2010.  The remaining months of March, June and September collectively accounted for 24.8% of our total visitors in 2010.

As a result of seasonality, our personnel, revenue, and cash flow vary throughout the year.

An element of our growth strategy is to acquire additional tourist destinations throughout China and in various climate zones.  As we begin to manage and operate additional tourist destinations, the extent to which our business is affected by seasonality should initially decrease and eventually level off.

Government Regulation

The principal regulation governing our business in the PRC is the Foreign Investment Industrial Guidance Catalogue, which became effective as of December 1, 2007.  Under this regulation, the tourism industry belongs to the category of permitted foreign investment industries.  As a result, there is no restriction on foreign investment in this line of business in China, except for the regular business license and other permits that must be possessed by every company conducting the same line of business in China.  Our industry in China is also subject to a number of other laws and regulations, including laws and regulations relating specifically to tourism operations.  In addition, certain laws and regulations of the PRC also affect the rights of our stockholders to receive dividends and other distributions from us.

Tourism Specific Regulations

The PRC Pricing Law, effective on May 1, 1998, provides that the government shall issue government-set or guided prices for the following merchandise and services if necessary: (i) merchandise that is considered to be of great importance to development of the national economy and people’s livelihood; (ii) merchandise for which there is shortage; (iii) merchandise that is monopolistic in nature; (iv) certain public utilities that are deemed to be important; and (v) certain public welfare services.  In fixing government-set and guided prices, the relevant government price department convenes public hearings to solicit views from consumers, business operators and others to explore the necessity for a government-set and guided price and the feasibility of the suggested price.  The scope and level of the government-set and guided prices are adjusted in light of the operation of the national economy and the recommendations of consumers and business operators, as well as the feedback received at the public hearings.  After the government-set and guided prices are determined, the relevant government price departments announce the prices publicly.

On September 19, 2006, the State Council promulgated Regulations on Scenic Spots to strengthen the administration of scenic spots, such as the Underground Grand Canyon tourist destination, and to effectively protect and explore the resources thereof.  The price of the admission ticket to scenic spots must comply with relevant laws and regulations regarding pricing.  In accordance with the regulations, violations of the regulations may be subject to various administrative or monetary penalties, and potentially criminal liability.

On January 29, 2007, the National Development and Reform Commission (“NDRC”) issued a Notice on Further Improving Administration of Scenic Spots’ Admission Price (No. FaGaiJiaGe (2007)227).  In accordance with the notice, prices may not be increased more than once every three years.  The range of the price adjustment depends upon the unadjusted admission ticket price.  For example, if the unadjusted admission ticket price is below RMB 50 (approximately $7.30), an increase may not exceed 35% of the former price; if the unadjusted admission ticket price is between RMB 50 (approximately $7.30) and RMB 100 (approximately $14.60), an increase may not exceed 30% of the former price; if the unadjusted admission ticket price is between RMB 100 (approximately $14.60) and RMB 200 (approximately $29.20), an increase may not exceed 25% of the former price; and if the unadjusted admission ticket price is over RMB 200 (approximately $29.20), an increase may not exceed 15% of the former price.

On April 9, 2008, the NDRC, the Ministry of Finance, the State Land and Resource Ministry and the State Administration of Tourism jointly promulgated a Notice on Regulating the Ticket Price of Scenic Spots (No. FaGaiJiaGe (2008)905).  The notice provides that the admission ticket price of a scenic spot that is based upon a state natural resource or historic resources must apply government-set or guided prices.  As discussed above, the use of or adjustments to government-set or guided prices require a public hearing.  Further, the admission ticket price of well-known scenic spots must be administrated by a provincial-level price department.

On December 1, 2009, the State Council promulgated Opinions on Accelerating the Development of Tourism Industry (No. 41 (2009) of the State Council).  In accordance with the opinions, the government is to actively develop the domestic tourism industry and push forward the development of the tourism industry with local characteristics at all places.  In response to expected growth in the tourism industry, the opinions encourage investment (including through acquisitions and reorganizations) in the tourism industry and actively encourage qualified tourism enterprises to obtain capital financing.  In addition, the opinions require that if there is any adjustment to the price of a scenic spot’s admission ticket, 6 months’ advance notice must be provided to the public.

Shandong Provincial Rules on Tourism, which was passed on May 27, 2005 by the 10th Standing Committee of Shandong Provincial People’s Congress and revised on July 30, 2010 by the 11th Standing Committee of Shandong Provincial People’s Congress, require tourism operators to publish their services or products and prices thereof and establish safety responsibility systems with respect to such services or products.  Tourism operators are required to report any accidents involving their visitors to the local tourism administration.  The rules encompass the PRC government level rules discussed above, that is: (i) that the admission ticket price of a scenic spot that is based upon a state natural resource or historic resources must be determined or guided by the government; (ii) adjustments to the admission ticket price must comply with relevant procedures, such as the public hearing process; (iii) an adjustment to the admission ticket price requires 6 months’ advance notice to the public; (iv) adjustments to the admission ticket price may not exceed the limit allowed by law; and (v) an adjustment to the admission ticket price may not occur more than once every 3 years.  Any violation of the rules by the tourism operators may be subject to various actions of the local governmental agencies, including warning and confiscation of income received by violating the rules and payment of fines of one to five times the income received by violating the rules; if there is no such income, there will be imposed a fine of up to approximately $750.

On August 31, 2009, the Ministry of Culture and the State Administration of Tourism issued Guidelines on Promoting the Development of the Combination of Culture and Tourism, encouraging companies to take active measures to strengthen the combination of culture and tourism and build a series of brands and cultural tours.

Regulations of Special Equipment

Regulations on Safety Supervision over Special Equipment, which was promulgated by the State Council on March 11, 2003, provide that before special equipment, such as a passenger cableway or a large entertainment facility, is placed into operation or within 30 days after it has been placed into operation, the operator of the special equipment must file for registration with the department of safety supervision of the municipality directly under the central government or the city where such special equipment is to be used.  Upon registration, the special equipment undergoes periodic safety inspections, which in practice last for one year.  One month prior to the expiration of the safety inspection, the operator of the equipment must file for another inspection with the special equipment inspection and testing institution.  Special equipment that either fails an inspection or is not inspected prior to the expiration date of the safety inspection may no longer be used.  In addition to the registration and inspections, the operator of the special equipment and its relevant management personnel must obtain a certificate for operating or managing the special equipment.  If an operator uses special equipment in violation of these regulations, it could be subject to a monetary fine of up to approximately $3,000 or an administrative penalty by the department of safety supervision, including an order to cease operations of the business.

Environmental Regulation

The most significant environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, Implementation Rules of the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on the Prevention and Control of Air Pollution, the Law of the PRC on the Prevention and Control of Solid Waste Pollution, and the Law of the PRC on the Prevention and Control of Noise Pollution.  Since 2004, we have incurred approximately $0.8 million in compliance costs in connection with these environmental regulations.  No significant environmental compliance costs are anticipated during the next 12 months.  Compliance activities include primarily the planting of trees on the mountain that houses the Underground Grand Canyon, protecting the plants and soil on the mountain that houses the Underground Grand Canyon, managing polluted waters and waste management.

Regulations on Intellectual Property Rights

China has adopted comprehensive legislation governing intellectual property rights, including trademarks, patents and copyrights.  The National People’s Congress adopted the Patent Law of the PRC in 1984, and amended it in 1992, 2000 and 2008, respectively.  The Copyright Law of the PRC was adopted in 1990 and amended in 2001 and 2010, respectively.  The Trademark Law of the PRC was adopted in 1982 and amended in 1993 and 2001, respectively.  The Implementation Rules for the Law of the PRC on Trademarks were adopted in 2002.  Infringement of a patent, copyright or trademark’s exclusive right may be subject to administrative penalties, and civil or criminal liabilities, as applicable.

Regulations on Labor

China adopted the Labor Contract Law and its implementation rules effective on January 1, 2008 and September 18, 2008, respectively.  The labor contract law and its implementation rules impose more stringent requirements on employers with regard to, among other things, minimum wages, severance payments and non-fixed term employment contracts, time limits for probation periods as well as the duration of and the times that an employee can be placed on a fixed term employment contract.  Due to the lack of clarity with respect to the implementation and potential penalties and fines of the labor contract law and its implementation rules, it is uncertain how they will impact our current employment policies and practices.  Our employment policies and practices may violate the labor contract law or its implementation rules and we may be subject to related penalties, fines or legal fees.

Regulations on Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•	The Foreign Currency Administration Regulations (1996), as amended on January 14, 1997 and August 5, 2008, respectively; and

•	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996) (the “Administration Rules”).

Under the Foreign Currency Administration Regulations, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments and trade and service-related foreign exchange transactions.  Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of investment, however, remains subject to the approval of the State Administration for Foreign Exchange (“SAFE”) or its local counterpart as required by law.

Under the Administration Rules, foreign-invested enterprises may buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions for settlement of current account transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from or registration with the SAFE and, as the case may be, other relevant PRC government authorities as required by law.  Capital investments directed outside of China by foreign-invested enterprises are also subject to restrictions, which include approvals by the PRC Ministry of Commerce, the SAFE and the PRC National Reform and Development Commission.

Regulations on Foreign Exchange Registration of Offshore Investment by PRC Residents

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted through Offshore Special Purpose Companies (“Circular 75”), which became effective as of November 1, 2005.  According to Circular 75:

•
prior to establishing or assuming control of an offshore company (an “offshore SPV”) for the purposes of financing the offshore SPV with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in such offshore SPV upon either (1) the injection of equity interests or assets of an onshore enterprise to such offshore SPV or (2) the completion of any overseas fund raising by such offshore SPV; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of such offshore SPV not related to inbound investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or divestiture, (4) a long-term equity or debt investment or (5) the creation of any security interests over the relevant assets located in China.

Moreover, Circular 75 applies retroactively.  As a result, PRC residents who have established or acquired control of offshore SPVs that have made onshore investments in the PRC before the issuance of Circular 75 were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006.  The SAFE subsequently issued relevant guidance, including Notice 106, which became public in June 2007, to its local branches with respect to the operational process for the SAFE registration under Circular 75, which standardized more specific and stringent supervision on the registration relating to Circular 75 and imposed obligations on onshore subsidiaries of offshore SPVs to coordinate with and supervise the beneficial owners of offshore SPVs who are PRC residents to complete the SAFE registration process.  Under the relevant SAFE rules, failure to comply with the registration procedures set forth in Circular 75 may impose restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents and the onshore company to penalties under PRC foreign exchange administration regulations.

We cannot provide any assurances that all of our beneficial owners complied with or continue to comply with requirements required by Circular 75 or other related rules promulgated and amended from time to time.  The failure or inability of our beneficial owners to make any required registrations or comply with other requirements under Circular 75 and other related rules may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiary, limit our PRC subsidiary’s ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Regulations on Employee Share Options

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures for the Administration of Individual Foreign Exchange.  On January 5, 2007, the SAFE issued the Implementation Regulations of the Administrative Measures for Individual Foreign Exchange (the “Individual Foreign Exchange Rule”), which, among other things, specifies approval requirements for a PRC citizen’s participation in the employee stock holding plans or stock option plans of an overseas publicly-listed company.  On March 28, 2007, the SAFE issued the Processing Guidance on Foreign Exchange Administration of Domestic Individuals Participating in the Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Companies (the “Stock Option Rule”).  According to the Stock Option Rule, if a PRC domestic individual participates in any employee stock holding plan or stock option plan of an overseas listed company, a qualified PRC domestic agent or the PRC subsidiaries of such overseas listed company shall, among other things, file, on behalf of such individual, an application with the SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the stock purchase or stock option exercise as PRC domestic individuals may not directly use overseas funds to purchase stock or exercise stock options.  Such PRC individual’s foreign exchange income received from the sale of stock and dividends distributed by the overseas listed company and any other income shall be fully remitted into a collective foreign currency account in the PRC opened and managed by the PRC subsidiaries of the overseas listed company or the PRC agent before distribution to such individuals.  If and when we adopt a stock incentive plan for our directors, officers and employees, any PRC citizen employees wishing to participate in such plan will be subject to the Stock Option Rule.  If we or our PRC optionees fail to comply with the Individual Foreign Exchange Rule and the Stock Option Rule, we and/or our PRC optionees may be subject to fines and other legal sanctions.

In addition, the State Administration for Taxation has issued certain circulars concerning employee stock options.  Under these circulars, our employees working in the PRC who exercise stock options will be subject to PRC individual income tax.  Our PRC subsidiary has an obligation to file documents related to employee stock options with relevant tax authorities and to withhold individual income taxes with respect to those employees who exercise their stock options.  If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC government authorities.

Regulation on Dividend Distributions

Our PRC subsidiary, Longkong, is a wholly foreign-owned enterprise under the PRC law.  The principal regulations governing the distribution of dividends paid by wholly foreign-owned enterprises include:

•	The Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000;

•	The Wholly Foreign-Owned Enterprise Law Implementation Regulations (1990), as amended in 2001; and

•	The Enterprise Income Tax Law (2007) and its Implementation Regulations (2007).

Under these regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, a wholly foreign-owned enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until its cumulative total reserve funds reach 50% of its registered capital.  The board of directors of a wholly foreign-owned enterprise has the discretion to allocate a portion of its after-tax profits to its employee welfare and bonus funds.  These reserve funds, however, may not be distributed as cash dividends.  Longkong has complied with the 10% set-aside requirement to date, and its cumulative total reserve funds do not exceed 50% of its registered capital.

On March 16, 2007, the National People’s Congress enacted the Enterprise Income Tax Law, and on December 6, 2007, the State Council issued the Implementation Regulations on the Enterprise Income Tax Law, both of which became effective on January 1, 2008.  Under this new law and its implementation regulations, dividends payable by a foreign-invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a lower withholding tax rate.

M&A Rules and Regulation on Overseas Listings

On August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce (the “MOFCOM”), the State-owned Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the Chinese Securities Regulatory Commission (the “CSRC”), and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006 and was amended on June 22, 2009.  This regulation, among other things, purports to require that the acquisition of PRC domestic enterprises by affiliated foreign enterprises established or controlled by PRC domestic companies, enterprises or natural persons must be approved by MOFCOM.  In addition, an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals and formed for purposes of overseas listing of interests in PRC companies held by such PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published procedures regarding the approval of overseas listings by such offshore special purpose vehicles.

The application of the New M&A Rules is currently unclear.  However, our PRC counsel, HighKing & Partners, has advised us that based on its understanding of the current PRC laws, rules and regulations and the New M&A Rules, a prior approval from MOFCOM or the CSRC is not required under the New M&A Rules for the acquisition of Longkong indirectly through BTHC and the listing and trading of our shares on a U.S. stock exchange or quotation medium because BTHC is not a special purpose vehicle as defined thereunder given that none of our beneficial owners was a PRC citizen when Longkong was acquired indirectly by BTHC.  Nonetheless, uncertainties still exist as to how the New M&A Rules will be interpreted and implemented and our present understanding summarized above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the New M&A Rules.  If the MOFCOM, the CSRC or another PRC regulatory agency subsequently determines that prior MOFCOM or CSRC approval was required, we may face regulatory actions or other sanctions from the MOFCOM, the CSRC or other PRC regulatory agencies.

Competition

Our Underground Grand Canyon tourist destination competes with other national geological parks and with other types of recreational and tourist activities.  Many of our competitors may have longer operating histories, greater financial resources, more or more desirable tourist destinations under management and more or more desirable entertainment attractions than we do.  Further, due to the relative unavailability of third party or industry data regarding our competitive position in the industry, we are uncertain how our company’s characteristics compare directly to those of our competitors.  Our business is and will continue to be subject to factors that generally affect the recreation and leisure industries, such as general economic conditions, including relative fuel prices, and changes in consumer preferences and spending habits.  See “Item 1A. – Risk Factors.”  The principal factors affecting tourist destination competition include location, price, the uniqueness and perceived quality of the entertainment attractions within a particular tourist destination, the availability and quality of other facilities at the entertainment attraction, such as restaurants or other eateries, and the atmosphere and cleanliness of the tourist destination.

Our principal competitors include Huanglong Carst Cave in Zhangjiajie City, Shihua Cave in Beijing City and Yiyuan Carst Cave.

Item 1A.                 Risk Factors.

This section sets forth the material risks faced by us.  You should carefully consider the risks described below in conjunction with the other information in this annual report and related consolidated financial statements.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified throughout this annual report.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in, or implied by, the forward-looking statements.

Risks Relating to Our Business

In order to increase our revenues, we believe we must further expand our business operations.  We cannot assure you that our internal growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

In order to maximize the potential growth in our current and potential markets, we believe that we must further expand the scope of our services in the tourism industry.  One of our strategies is to grow internally through increasing the customers we target for advertising campaigns and locations where we promote tourism by penetrating existing markets in the PRC and entering new geographic markets in the PRC as well as other parts of Asia and globally.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

In addition to our internal growth strategy, we may grow through strategic acquisitions.  We cannot assure you that our acquisition growth strategy will be successful resulting in our failure to meet growth and revenue expectations.

We also intend to pursue opportunities to acquire businesses in the PRC that are complementary or related in services and business structure to us.  However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or equity financing, resulting in leverage or dilution of ownership.  However, there are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.  Moreover, the identification and completion of these acquisitions may require us to expend significant management time and effort and other resources.  Integration of acquired business operations could also disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.

We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in the PRC, including state owned businesses, will be required to comply with laws of the PRC, to the extent applicable.  There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

The slow recovery of the global economic crisis could affect the overall availability and cost of external financing for our operations.

The slow recovery of the global financial markets from the global economic crisis and turmoil may adversely impact our business, the financial condition of our customers and the business of potential investors from whom we expect to generate our potential sources of capital financing.  Presently it is unclear to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese governments and other governments throughout the world will mitigate the effects of the negative impact caused by the economic turmoil on our industry and other industries that affect our business.  Although these conditions have not presently impaired our ability to access credit markets and finance our operations, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.

In the event of rapid growth of our business operations, we may experience a significant strain on our management and operational infrastructure.  Our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

If we expand our business through successful implementation of our internal growth strategy and/or acquisition strategy, our management and our operational, accounting, and information infrastructure may experience a significant strain caused by such expansion.  In order to deal with the strain our anticipated business expansion could put on our resources, we will need to continue to improve our financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We compete for discretionary spending with many other entertainment alternatives and are subject to factors that generally affect the recreation and leisure industry, including the current economic downturn and the perceived suppression on individual rights in China.

Our Underground Grand Canyon tourist destination competes for discretionary spending with other national geological parks and with other types of recreational and tourist activities.  Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control.  Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits.  The current negative economic conditions have affected our guests’ levels of discretionary spending.  Consumers with a lack of disposable income may decide not to vacation or travel to our tourism destination, which would negatively impact our business.  Both attendance and guest per capita spending at our tourist destination are key drivers of our revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability.  Additionally, the perceived suppression of individual rights by the Chinese government may deter tourists from visiting China, which may cause a decline in visitors to our tourist attraction.

Bad or extreme weather conditions can adversely impact attendance at our tourist destination, which in turn would reduce our revenues.

Attendance at our tourist destination can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions.  Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our tourist destination, which negatively affects our revenues.  We currently operate only one tourist destination which increases the effect that adverse weather can have on our financial results.

The operating season of our tourist destination is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.

Cave tourism is a seasonal business with peak months occurring during periods of warmer weather, when students are on summer vacation and during national holidays in China.  As a result, when conditions or events described as risk factors occur during the peak season, particularly during April, May, July, August and October, there is only a limited period of time during which the impact of those conditions or events can be mitigated.  Accordingly, such conditions or events may have a disproportionately adverse effect upon our revenues.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations.  The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  We rely on these land use rights as the cornerstone of our operations, and the loss of such rights would have a material adverse effect on our company.  According to PRC laws and regulations, any individual or organization which needs to use land for non-agricultural construction is required to apply for state owned land, except (i) to build a villager’s house; (ii) to build public facilities, or (iii) for a village/county-owned enterprise’s operation.  However, if a village/county-owned enterprise is merged, acquired or reorganized by other enterprises, the collective land previously possessed by such village/county-owned enterprise can be used by the acquirer for non-agricultural construction.  We have entered into leasing agreements with several village committees that permit us to use such village’s land on and around the Underground Grand Canyon.   If the villagers or village committees breach the leasing agreements and do not allow us to use the land, we may not be able to force such villagers or village committees to carry out the leasing agreements, but can only stop paying compensation as provided in the leasing agreements.  Further, we may need to enter into agreements with village committees and villagers to establish tourist destinations on land presently inhabited by such villages and villagers.  If we are unable to obtain the land use rights for additional tourist destination sites on which we plan to build and develop new sites or if we are unable to obtain the land use rights for tourist destinations we plan to acquire, we will not be able to expand our operations and our business, financial condition and results of operations may suffer.

Unanticipated construction delays in completing capital improvement projects at our tourist destination can adversely affect our revenues.

A principal competitive factor for a tourist destination is the uniqueness and perceived quality of its attractions in a particular market area.  Accordingly, the regular addition of new attractions is important, and a key element of our revenue growth is strategic capital spending on new attractions.  We are currently in the process of developing new attractions within the Underground Grand Canyon and may undertake additional expansion projects in the future.  We anticipate that we will be required to seek additional financing in the future to fund current and future construction and expansion projects and may not be able to secure such financing on favorable terms, if at all.  If additional financing is not obtained, we may need to limit, defer, or cancel our expansion plans.  In addition, projects may not be able to be completed on time as a result of natural disasters, weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond our control.  Even if construction and expansion projects are completed, the total costs of the projects may be higher than anticipated and the performance of our business following the completion of any projects may not meet expectations.  Further, we may not be able to timely and effectively integrate the projects into our operations and such integration may result in unforeseen operating difficulties or unanticipated costs.  Any of these or other factors could adversely affect our ability to realize the anticipated benefits from construction and expansion projects.

There is a risk of accidents occurring at tourist destinations, which may reduce attendance and negatively impact our revenues.

Our tourist destination features five attractions, boating at the Underground Water Drifting attraction, a slide car at the Electric Slide Car attraction, a battery vehicle at the Battery Vehicle attraction, a zip line at the Strop Ropeway attraction and eight attractions suitable for teenagers and young adults at the Treasure Hunting Cave attraction.  Although we are safety conscious, there are inherent risks involved with these attractions, and an accident or a serious injury at any of our attractions may reduce attendance and result in decreased revenue.  In addition, accidents or injuries at tourist destinations operated by our competitors may influence the general attitudes of our visitors and adversely affect attendance at our tourist destination.

We may also be sued for substantial damages in the event of an actual or alleged accident.  Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry.  We maintain a personal accident and injury insurance policy that covers all of our visitors who purchase an admission ticket for the Underground Grand Canyon.  The insurance policy covers our visitors for accidental injury and disability and for medical care for up to approximately $7,400.  The insurance policy expires on February 10, 2012.  We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We do not carry any business interruption insurance or third-party liability insurance.

Operation of our business and facilities involves many risks, including natural disasters, labor disturbances, business interruptions, property damage, personal injury and death.  We do not carry any business interruption insurance or third-party liability insurance for our business to cover claims in respect of property or environmental damage or relating to our operations.  Therefore, we may not have insurance coverage sufficient to cover all risks associated with our business.  As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Various factors, such as local conditions, events, natural disasters, disturbances and terrorist activities, can adversely impact tourist destination attendance.

Lower attendance at our tourist destination may be caused by various local conditions, events, weather or natural disasters.  These factors may result in a decrease in attendance at our tourist destination.  Our ownership of only one tourist destination increases the effects of these types of occurrences on our financial results.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.  Future terrorist attacks, rumors or threats of war, actual conflicts involving China or its allies may materially adversely affect our operations.  Any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Mr. Zhang Shanjiu, our Chairman and Chief Executive Officer, Mr. Yu Xinbo, our Chief Financial Officer, Mr. Kong Xianghai, our Chief Administrative Officer, and Mr. Chen Rongguang, our Chief Operating Officer.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.  There can be no assurances that we will be able to attract or retain the key personnel needed to achieve our business objectives.  If we were to lose the services of our key management personnel, our ability to operate would be impaired.  We do not maintain key man life insurance on the lives of these individuals.

We may be required to repay obligations under guarantees we have executed in favor of other local entities.

From time to time, we provide guarantees of loans and other obligations for other local enterprises.  As of December 31, 2010, we had two guarantees of approximately $6.0 million in total principal outstanding with a term up to three years.  Our potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including our company, have mortgaged and pledged all of our available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by us are joint liability guarantees, which provide that when the debtor defaults, the bank can request us to pay the total debt outstanding without first enforcing its rights against the debtor.  Although we may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave us exposed for obligations that we have guaranteed which could have a materially negative impact on our ongoing business.

Our current debt and other obligations, including amounts we may be liable for under guarantees, may harm our financial condition and results of operations.

Our short- and long-term debt as of December 31, 2010 was $10.3 million.  Our level of indebtedness could result in the following:

•	it could affect our ability to satisfy our outstanding obligations;

•
a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry and the markets in which we compete;

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general; and

•	it may place us at a competitive disadvantage relative to our competitors with less indebtedness.

As of December 31, 2010, we had two guarantees of approximately $6.0 million in total principal outstanding with terms up to three years.  Our operations may not generate sufficient cash to enable us to service all of our obligations, including any obligations for which we may become liable pursuant to guarantees we have executed in favor of third parties.  If we fail to make a payment on certain of our obligations, this could cause us to be in default on such obligations and the security interests and mortgages on our assets to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the operations.

Our corporate actions are substantially controlled by our principal stockholder.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, is the beneficial owner of 91.8% of our common stock.  Accordingly, Zhang Shanjiu could, directly or indirectly, exert substantial influence over matters such as electing directors, approving mergers or other business combination transactions and other matters requiring stockholder approval.  In addition, because of the percentage of ownership and voting concentration of Zhang Shanjiu, elections of our board of directors may generally be within the control of Zhang Shanjiu.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, Zhang Shanjiu has the ability to control any vote submitted.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by Zhang Shanjiu.  There can be no assurances that matters voted upon by Zhang Shanjiu and our other officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company.  It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

Our Chairman, President and Chief Executive Officer owns or controls companies that compete with our company.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls companies that compete with our company.  As the beneficial owner of 91.8% of our common stock and as our sole director, Zhang Shanjiu controls our board of directors and has the ability to exercise significant influence over matters submitted to a vote of our stockholders.  In addition, our company is not presently subject to rules of any national securities exchange that require that we have a majority of independent directors or that we have a standing Audit Committee with responsibility over, among other things, the approval of related party transactions.  As of December 31, 2010, we have $13.3 million in related party loans made to companies owned or controlled by Zhang Shanjiu.  If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness (which was $10.3 million as of December31, 2010), which would have a material adverse effect on our financial condition.  Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations.  Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

In addition, our revenue sharing arrangement with Fluorescent Lake for bundled passes sold at the Underground Grand Canyon and at the Fluorescent Lake was not negotiated on an arm’s length basis.  As a result, if a bundled pass is sold by the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  As of December 31, 2010, there is a net payable to Fluorescent Lake in the amount of $28,000.  If Zhang Shanjiu decides to modify the terms of the revenue sharing arrangement to be more beneficial to Fluorescent Lake, our cash flow from operations, financial condition and results of operations may be materially adversely affected.

Our Chairman, President and Chief Executive Officer owns or controls many businesses in addition to our company, which may lead to conflicts of interest.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls many businesses in addition to our company, some of which are in the travel industry, including the companies we have made loans to (Fluorescent Lake, Yinhe Travel and Tianma Island) and other companies that operate hotels and travel agencies.  Zhang Shanjiu’s employment agreement requires him to devote substantially all of his business time, attention and energy to performing his duties and responsibilities to us and also contains a non-compete provision prohibiting him from, among other things, owning, controlling or managing any business that competes directly or indirectly with us in any market in which we are operating or considering operating.  Both of these provisions, however, are subject either to waiver by the board of directors or are enforceable by the board of directors.  Because Zhang Shanjiu presently is our sole director and also presently owns or controls companies that compete with us, he may allocate his time to other businesses and activities, thereby causing possible conflicts of interest in his determination as to how much time to devote to the affairs of our company.  If other business affairs require Zhang Shanjiu to devote more substantial amounts of time to such affairs, it could limit his ability to devote substantial time to our affairs and could have a negative impact on our ongoing business.

Because certain of Zhang Shanjiu’s other businesses compete or may compete with our business, certain opportunities, including acquisition opportunities, that may ultimately complement our business may also complement the business operated by Zhang Shanjiu’s other business interests, which may lead to those opportunities being presented to those businesses instead of our company.  Moreover, in light of Zhang Shanjiu’s other business affiliations, he may have fiduciary obligations to present potential investment and business opportunities to those entities in addition to presenting them to our company, which could cause additional conflicts of interest.

We have made approximately $13.3 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans have a due date for repayment, or if no due date is provided the loan is payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.

There can be no assurances that any conflicts of interest will be resolved in our favor.  Any such conflicts that are not resolved in our favor may have a material adverse effect on our business, financial condition and results of operations.  In any event, it cannot be predicted with any degree of certainty as to whether or not Zhang Shanjiu will have a conflict of interest with respect to a particular transaction as such determination would be dependent upon the specific facts and circumstances surrounding such transaction at the time.

We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.  We intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by a U.S. national securities exchange.  Therefore, we intend that a majority of our directors eventually will be independent directors and at least one of our new independent directors will qualify as an “audit committee financial expert.”  At that time, we intend to have our Audit Committee or a majority of our independent directors approve all related party transactions, which, we believe, will minimize the number and potential impact of any future conflicts of interest.

Our ability to increase our revenues organically may be limited to increasing the number of visitors to our tourist destination because the PRC government has the authority to approve price increases.

To organically increase our revenues, we would need either to increase the number of visitors to our tourist destination or maintain the number of visitors year over year and increase the admission ticket price or the fees for our entertainment attractions.  However, price and fee increases are subject to a hearing before, and approval by, the local Development and Reform Committee.  If we are unable to increase the number of visitors to our tourist destination and are unable to compensate for such loss in revenues by increases in our admission ticket price or fees for our entertainment attractions, we may be unable to increase our revenues, which may have a material adverse effect on our financial condition and results of operations.

Our business will suffer if it cannot obtain, maintain or renew necessary safety inspections on the special equipment we operate.

All operators of special equipment, such as a passenger cableway or a large entertainment facility, are required to file for registration with the department of safety supervision of the municipality directly under the central government or the city where such special equipment is to be used.  Upon registration, the special equipment undergoes periodic safety inspections, which in practice last for one year.  One month prior to the expiration of the safety inspection, the operator of the equipment must file for another inspection with the special equipment inspection and testing institution.  Special equipment that either fails an inspection or is not inspected prior to the expiration date of the safety inspection may no longer be used.  If an operator uses special equipment in violation of these regulations, it could be subject to a monetary fine of up to approximately $3,000 or an administrative penalty by the department of safety supervision, including an order to cease operations of the business.  The standards and rules applicable to safety inspections of special equipment may from time to time be subject to change.  We intend to apply for renewal of such inspections when required by applicable laws and believe we can obtain these safety inspections in the ordinary course of our business, however, there can be no assurances that we can obtain renewal safety inspections in a timely manner.  Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability.  Any failure by us to obtain renewal safety inspections may have a material adverse effect on the operation of our business.  In addition, we may not be able to carry on business without such renewal safety inspections.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our common stock may be adversely impacted.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC and we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  It may be difficult to design and implement effective internal control over financial reporting for combined operations following the Share Exchange and perhaps other businesses which may be acquired in the future.  In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, we will be unable to assert that our internal control over financial reporting is effective.  In such event, investors and others may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, which could in any such instance result in a decline in our share price.

Our employees who have primary responsibilities of preparing and supervising the preparation of our financial statements under U.S. GAAP do not have knowledge of and professional experience with U.S. GAAP and SEC rules and regulations, thus we may be unable to prepare financial statements in accordance with or convert our books and records to U.S. GAAP and it may take us longer and cost more to prepare our financial statements than other companies with accounting staff who have such knowledge and professional experience.

Our Chief Financial Officer, financial manager and financial controller are involved in preparing our financial statements for SEC reporting.  Our Chief Financial Officer is responsible for supervising the preparation of our financial statements.  Our financial manager is responsible for our funds and capital.  Our financial controller is responsible for our taxes, cash flow and other accounts of the company.  Each is a Certified Public Accountant in China who does not have prior experience in the preparation of financial statements that comply with the SEC’s accounting rules as well as U.S. GAAP, but each studies U.S. GAAP and receives updates regarding changes to or developments in U.S. GAAP by our independent certified public accountants on a regular basis and otherwise.  In addition, each regularly attends accounting and auditing seminars on topics such as the differences among U.S. GAAP and China Accounting Standards.  Nonetheless, none of our Chief Financial Officer, financial manager or financial controller has any formal training in U.S. GAAP or possesses professional designations in U.S. GAAP.  This lack of formal training, designations and prior experience may inhibit our ability to prepare financial statements in accordance with or convert our books and records to U.S. GAAP or may result in an increase in audit workload and audit fees, which would increase our expenses and reduce our profitability.  Also, it may take us longer to prepare our financial statements, which may cause delays in the timely filing of our periodic reports with the SEC.  These possible delays and costs stem from the fact that we are required to convert our books and records, which are maintained in accordance with China Accounting Standards, to U.S. GAAP.  Such lack of formal training, designations and prior experience also creates a risk that our internal control over financial reporting may not be effective in the future.

Past company activities prior to the Share Exchange may lead to future liability for the company.

Prior to the closing of the Share Exchange on October 18, 2010, we were engaged in a business that is unrelated to our current operations.  Although our principal shareholder prior to the Share Exchange has provided certain indemnification against losses, subject to certain limitations, arising out of or based on breaches of representations and warranties made in connection with the Share Exchange Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our financial condition and results of operations.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require equity financing to continue to develop and exploit existing and new opportunities related to our industry and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means, and we cannot be certain that we will be able to obtain such financing.

Risks Relating to Doing Business in China

Substantially all of our operating assets are located in China and substantially all of our revenue will be derived from our operations in China so our business, results of operations and prospects are subject to the economic, political and legal policies, developments and conditions in China.

Substantially all of our assets are located in the PRC and all of our revenue is generated in domestic PRC markets.  We anticipate that revenue generated in China will continue to represent all of our revenue in the foreseeable future.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.  The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources.

Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

•	changes in taxation;

•	changes in employment restrictions; and

•	currency revaluation.

While the PRC’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.  We cannot assure you that such growth will continue.

The economy of the PRC has also been changing from a planned economy to a more market-oriented economy.  In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the PRC are still owned by the government.  In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.  It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.  Also, since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of capital investments and expenditures in China, which in turn could have a material adverse effect on our business and prospects.

Our business is largely subject to the uncertain legal environment in China and your ability to sue and enforce judgments could be limited.

As our business is located in the PRC, we are subject to and have to operate within the framework of the PRC legal system.  Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, and environmental protection, may have a material impact on our operations and financial performance.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally followed.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

All of our directors and officers reside outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Furthermore, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in a United States court.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.  Any, or all, of these factors may adversely affect the legal protections afforded to you.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.  Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities.  The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership.  Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Failure to comply with PRC regulations relating to offshore investments by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (“Circular 75”), which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company (“SPV”); under Circular 75, a “special purpose company” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing on the strength of the domestic assets or interests owned by such PRC residents in onshore companies.  Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.  In the case of a SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Based on our understanding of current PRC laws and as advised by our PRC counsel, HighKing & Partners, we believe our current controlling shareholders are not PRC residents and are not subject to Circular 75 and Notice 106, and therefore are not required to register with the relevant branch of SAFE, however, we cannot provide any assurances that the relevant PRC authority will not have a different opinion.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, PRC residents may not always be able to complete the necessary registration procedures required by Circular 75, Notice 106 and other regulations regarding offshore investments.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.  A failure by our current or prospective PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 , Notice 106 and other regulations regarding offshore investments, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Ambiguities in the New M&A Rule implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons may present risks in our compliance status under the regulations.

Effective September 8, 2006, the MOFCOM, together with several other government agencies, promulgated the New M&A Rule to regulate the merger and acquisition of PRC equity and assets by foreign investors.

The transactions contemplated by the Share Exchange Agreement are structured in a manner such that consummation of the transactions would not bring these transactions within the regulatory scope of the New M&A Rule.  However, due to the ambiguities in the meaning of many provisions of the New M&A Rule, until there has been clarification either by pronouncements, regulations or practices, there is some uncertainty in the scope of the regulations.  Moreover, the ambiguities may provide to the authorities wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply.  Therefore, it is possible that the future issuance of new regulations and pronouncements for the purposes of clarifying the application of New M&A Rule may require us to obtain approval from the appropriate authority for the transactions contemplated by the Share Exchange Agreement and failure to obtain such approval, if required, may cause the PRC government to take actions that may have a material adverse effect on our control of and revenue from Longkong.

The New M&A Rule, among other things, also includes provisions that purport to require that a SPV which is formed for purposes of listing of equity interests in PRC companies through the acquisition of PRC equity with foreign equity as consideration, and which is controlled directly or indirectly by PRC companies or individuals, must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange (excluding the over the counter market).

In the future, if we decide to be listed on a national or other securities exchange, and if we are defined as a SPV as provided under the New M&A Rule, the CSRC may require that we obtain its approval for a future offering on such stock exchange.  Such offering may be delayed until we obtain CSRC approval, which may take several months, if obtaining such approval is even practicable at all.  The uncertainty of obtaining CSRC approval may have a material adverse effect on our ability to obtain financing in the future.

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

On April 6, 2007, the State Administration for Foreign Exchange (“SAFE”) issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78”.  For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens within three months after the issuance of Circular 78 to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We may adopt an equity compensation plan after the closing of the Share Exchange and may make option grants to some of our directors and senior officers, all of whom are PRC citizens.  Circular 78 may require PRC citizens who receive option grants to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time-consuming.  If it is determined that any of our equity compensation plans fails to comply with such provisions, this may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation.  The PRC economy has more recently experienced a slowing of its growth rate.  A number of factors have contributed to this slow-down, including appreciation of the RMB.  In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets.  It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular.  Slowing economic growth in China could result in slowing growth and demand for our products and services which could reduce our revenues.  In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation.  Government attempts to control inflation may adversely affect the business climate and growth of private enterprise.  In addition, our profitability may be adversely affected if our prices rise at a rate that is insufficient to compensate for the rise in inflation.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive all of our revenues in RMB.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC SAFE by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

Fluctuations in exchange rates could harm our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. Dollars and RMB.  Because substantially all of our earnings and cash assets are denominated in RMB and our financial results are reported in U.S. Dollars, fluctuations in the exchange rate between the U.S. Dollar and the RMB will affect our balance sheet and our earnings per share in U.S. Dollars.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. Dollar would affect our financial results reported in U.S. Dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. Dollars as well as earnings from, and the value of, any U.S. Dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. Dollar.  Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. Dollar in the medium to long term.  Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions.  While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.  In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Any outbreak of the Swine Flu (H1N1), severe acute respiratory syndrome (“SARS”), the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China.  Our business is dependent upon our ability to attract a large volume of visitors to our tourism destination, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations.  Any such outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our tourist destination;

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because we are based in China, stockholders may have greater difficulty in obtaining information about us on a timely basis than would stockholders of an entirely U.S.-based company.  Our operations will continue to be conducted in China and stockholders may have difficulty in obtaining information about us from sources other than the company itself.  Information available from newspapers, trade journals, or local, regional or national regulatory agencies will not be readily available to stockholders.  Stockholders will be dependent upon our management for reports of our progress, development, activities and operations.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our employees and other creditors, we may be unable to continue our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  The PRC also strictly prohibits bribery of government officials.  However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.  In addition, our brand and reputation, our sales activities or our common stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises.  Under these regulations, wholly foreign owned enterprises, such as Longkong, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations.  Additionally, Longkong is required to set aside 10% of its after tax profits each year, if any, to fund certain reserve funds until the total amount of such reserve exceeds 50% of its registered capital.  These reserves are not distributable as loans, advances or cash dividends except in the event of liquidation and cannot be used for working capital purposes.  Furthermore, if our PRC subsidiary incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments.  If we or our subsidiaries and affiliated entities are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China.  It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees.  In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service.  Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived.  As a result of the new law and regulations, our labor costs may increase.  There is no assurance that disputes, work stoppages or strikes will not arise in the future.  Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China.  Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008.  Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

We may be deemed to be a resident enterprise by Chinese tax authorities.  If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow.  First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations.  In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%.  Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary and affiliated entities would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China.  A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income.  Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as our company.  Because substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes.  The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the United States and China, and our PRC tax may not be creditable against our U.S. tax.  If we are considered a PRC “resident enterprise,” it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign stockholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

Cultural, political and language differences exist between China and the United States, which could materially and adversely affect our business, operating results and financial condition.

There are material cultural, political and language differences between China and the United States, which make business negotiations and doing business more difficult in China than in the United States.  Furthermore, continuing trade surpluses, a result of greater Chinese exports to the U.S. than U.S. exports to China, have become a sensitive political issue in the United States, and various members of Congress have threatened trade sanctions against China should the country continue a trade surplus with the United States.  In addition, continuing strong economic growth in China with possible military buildup may result in American economic sanctions against China that could adversely affect our financial position and results of operations.  There are additional challenges caused by distance, conflicting and changing laws and regulations, foreign laws, trading and investment policies and the burdens of complying with a wide variety of laws and regulations.  These risks could in turn materially and adversely affect the Company’s business, operating results and financial condition.

Risks Related to Our Common Stock Generally

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTCBB under the symbol “BTXV.”  The liquidity of our common stock may be very limited and affected by our limited trading market.  The OTCBB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting.  There is currently no broadly followed and established trading market for our common stock.  An established trading market may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.  As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Share Exchange may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of new attractions or services by us or our competitors;

•	reductions in the market share of our services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common stock is sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common stock is sold without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our lack of operating history as a U.S. public company and uncertainty of future market acceptance for our current and potential services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment, be more inclined to sell their shares more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We anticipate seeking the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by Gold Fountain or Zhang Shanjiu of a significant portion of its or his holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies such as BTHC and former shell companies) may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies such as BTHC and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCBB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Share Exchange are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D promulgated thereunder or Regulation S.  Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption.  In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements.  As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

If we issue additional shares or derivative securities in the future, including shares and warrants to purchase shares to Greentree Financial Group, Inc., it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.  Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.  Further, we may be required to issue shares or warrants to purchase shares of our common stock to Greentree Financial Group, Inc. (“Greentree”) pursuant to the Service Agreement, dated September 1, 2010, between Long Fortune and Greentree (“Greentree Securities”), which is described in more detail in “Item. 3 – Legal Proceedings.”  The Greentree Securities, if issued by us, may contain anti-dilution provisions for a period of time that could allow Greentree to maintain its ownership percentage in our company.  The issuance of any such shares, including the Greentree Securities, would result in a reduction of the book value and market price of the outstanding shares of our common stock and could adversely affect the market price of our common stock.  If we issue any such additional shares, including the Greentree Securities, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to PRC law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  Even though BTHC has been a reporting company since November 14, 2007, this risk applies to us because we completed the Share Exchange on October 18, 2010, whereby a Chinese operating company became our wholly owned subsidiary.  This Chinese operating company is newly reporting and we are adjusting to the increased disclosure requirements for us to comply with corporate governance and accounting requirements.

If we are late in filing our quarterly or annual reports with the SEC, we may be de-listed from the OTCBB.

Under OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, three (3) times during any twenty-four (24) month period are de-listed from the OTCBB.  Therefore, if we are late in filing a periodic report three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies.  If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities.  In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

We have the right to issue up to 10,000,000 shares of preferred stock, which may adversely affect the voting power of the holders of our other securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 10,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time.  To date, our board of directors has not authorized any class or series of preferred stock.  However, our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

Item 1B.                 Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.                 Properties.

Under Chinese law, land is owned by the state or rural collective economic organizations.  The state issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  According to PRC laws and regulations, any individual or organization which needs to use land for non-agricultural construction is required to apply for state owned land, except (i) to build a villager’s house; (ii) to build public facilities, or (iii) for a village/county-owned enterprise’s operation.  However, if a village/county-owned enterprise is merged, acquired or reorganized by other enterprises, the collective land previously possessed by such village/county-owned enterprise can be used by the acquirer for non-agricultural construction.

In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  In practice, this agreement operates similar to a business license under which we are authorized to operate our business at the Underground Grand Canyon.  This agreement does not, however, grant to us the right to the use of any land on or around the Underground Grand Canyon to operate our business.  Instead, we rely on a combination of land use rights received directly from the government, as well as leasing agreements entered into with several village committees.

Between 2004 and 2008, we entered into 19 leasing or mountain leasing agreements with several village committees to lease land on and around the Underground Grand Canyon.  The leases expire between December 30, 2027 and January 1, 2066.  The leases generally required a one time payment upon execution of the leasing agreement, but several leases require annual payments.  The dollar amount of such payments, whether one time or annual, vary among the leasing agreements.  If the villagers or village committees breach the leasing agreements and do not allow us to use the land, we may not be able to force such villagers or village committees to carry out the leasing agreements, but can only stop paying compensation as provided in the leasing agreements.

In 2009, we received one land use rights certificate to use 2,545 square meters of land for tourism purposes in Yishui County, Shandong Province.  The land use rights expire on July 6, 2047.  In 2010, we received one land use rights certificate and property certificate to use 30,372 square meters of land and 835 square meters of building in Junan County, Shandong Province.  As of December 31, 2010, we have paid a total of $264,379 for our land use rights and property rights in Junan County.

We operate our business out of an office of approximately 1,700 square meters (approximately 18,300 square feet) located on the premises of the Underground Grand Canyon.  We do not own or lease any other properties or space for the operation of our business or otherwise.

In order to carry out our expansion and acquisition strategy, we will either need to acquire additional land use rights certificates or may need to enter into agreements with village committees and villagers to establish or acquire additional tourist destinations.  There can be no assurances that we will be able to obtain the land use rights or execute leasing agreements with villagers or village committees in order to carry out our expansion and acquisition strategy.

Item 3.                 Legal Proceedings.

The Company does not have any material proceedings pending nor is it aware of any pending investigation or threatened litigation by any third party other than the matter discussed below.

On October 22, 2010, we received a letter from counsel (“Greentree Letter”) to Greentree Financial Group, Inc. (“Greentree”), in which it was alleged that we breached an agreement allegedly referred to as the “Exclusive Service Agreement, dated September 1, 2010, between Long Fortune and Greentree” (the “Service Agreement”).  The Service Agreement purportedly provides that Greentree was engaged by Long Fortune to provide certain financial advisory services, including, among others: (i) advising and assisting Long Fortune with redesigning its capital structure, consistent with US GAAP and usual and customary business practices for companies similar to Long Fortune; (ii) advising and assisting Long Fortune in the conversion of its financial reporting systems to a format that is consistent with US GAAP; (iii) assisting Long Fortune in evaluating prospective merger candidates, including due diligence; (iv) assisting in the preparation of English language closing documents in connection with a proposed reverse takeover transaction (“RTO”), including filings with the SEC; (v) assisting in the preparation and filing of registration statements with the SEC; (vi) assisting in the preparation of corporate governance documents and a NASDAQ listing application; and (vii) providing management training to Long Fortune’s senior management with respect to usual and customary practices for U.S. companies with business plans similar to Long Fortune’s business plan.  In consideration of the financial advisory services to be performed by Greentree, the Services Agreement purportedly provides that Long Fortune would pay to Greentree: (i) $25,000 in cash; (ii) 500,000 shares of common stock of the proposed public company (based on an assumed capital structure of 7,500,000 shares issued and outstanding following the closing of the RTO); and (iii) warrants to purchase 200,000 shares of the proposed public company’s common stock.  The Service Agreement purportedly provides that the warrants: (i) are to be exercisable for a period of 18 months following the closing of the RTO; (ii) have an exercise price of $2.00 per share; (iii) would not be redeemable by the proposed public company; (iv) would contain registration rights; and (v) would contain anti-dilution and price protection provisions for 18 months following the closing of the RTO.  With respect to any shares that may be issuable to Greentree, the Service Agreement purportedly provides that the shares would be anti-dilutive for a period of 18 months and that to the extent more than 10,000,000 shares are issued, additional shares would be issued to Greentree to bring Greentree’s ownership up to 5% ownership in the proposed public company.  The Service Agreement allegedly contains a one year term, subject to extension upon mutual written agreement of Long Fortune and Greentree, and may be terminated by Long Fortune prior to the expiration of the term upon 45 days’ written notice.  In addition, the Service Agreement purportedly provides that if Long Fortune were to terminate the Service Agreement prior to the expiration of the term, Greentree would be entitled to the fee set forth above, except that the proposed public company would not be required to issue to Greentree 125,000 of the 500,000 shares of common stock.  In the Greentree letter, Greentree alleges that Long Fortune breached the Service Agreement by entering into the Share Exchange with BTHC and was allegedly aided by Halter Financial Investments, L.P. (“Halter”).

In the Greentree Letter, Greentree has demanded: (i) 5% of our issued and outstanding shares of common stock, subject to anti-dilution provisions; (ii) warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share, exercisable for three years; and (iii) the reimbursement and payment of all past, current and future out-of-pocket expenses, including, but not limited to, legal fees.

On or around January 7, 2011, Greentree filed a two-count complaint (the “Complaint”) against BTHC, Long Fortune, and Halter, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, entitled Greentree Financial Group, Inc. v. Long Fortune Valley Tourism International, Ltd., BTHC XV, Inc. and Halter Financial Investments L.P.  The Complaint asserted a claim for breach of contract against Long Fortune and a claim of tortious interference with a business relationship against BTHC and Halter.  BTHC was served with the summons and complaint on or around January 21, 2011.  Halter removed the action to the United States District Court for the Southern District of Florida, pursuant to 28 U.S.C. § 1441, on February 9, 2011.  Thereafter, BTHC filed a consent to removal.

On March 4, 2011, Greentree filed an Amended Complaint in the action, asserting a claim for breach of contract against Long Fortune and BTHC and a claim of tortious interference against Halter.  The breach of contract claim alleges that BTHC is a successor to Long Fortune with respect to any purported obligations under the Service Agreement.  On March 25, 2011, BTHC and Long Fortune moved to dismiss the Amended Complaint on the bases that: (i) the Court has no personal jurisdiction over BTHC; (ii) under the doctrine of forum non conveniens, China is a more appropriate forum for the dispute to be heard; and (iii) the Amended Complaint fails to state a claim for breach of contract against either BTHC or Long Fortune.

On April 12, 2011, Greentree filed its opposition to BTHC’s and Long Fortune’s motion to dismiss the Amended Complaint.  BTHC and Long Fortune intend to file a reply in further support of their motion to dismiss.

Although both Long Fortune and BTHC intend to move to dismiss the Amended Complaint, there can be no assurance that our motion will be successful.  The litigation could also result in our incurring significant expense and management effort that could adversely affect our operating results.7

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BTHC’s common stock is traded on the OTCBB under the symbol “BTXV”.  There is no trading market for our stock.  Our stockholders may find it difficult to sell their shares.  The following table sets forth, for the periods indicated, the reported high and low quotations for our common stock as reported in the over-the-counter market.

	High		Low
Fiscal year ended December 31, 2011
First Quarter	$	N/A	$	N/A
Second Quarter (through April 14, 2011)		N/A		N/A

		High		Low
Fiscal year ended December 31, 2010
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Fiscal year ended December 31, 2009
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A
Stockholders

We have approximately 508 stockholders of record of our issued and outstanding common stock.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.  See “Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2010 not otherwise previously reported.

Item 6.                 Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections of this Annual Report, including “Item 1A. – Risk Factors,” “Item 1. – Business.” and the Financial Statements attached hereto as Exhibit 99.1 and the related exhibits.  The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report.  See “Forward-Looking Statements.” Our actual results may differ materially.

Background

All of our business operations are carried out by Longkong, which is a cave tourism development and management company whose tourist destination and operations are based solely in the PRC, principally in Shandong Province.

On October 6, 2010, BTHC entered into the Share Exchange Agreement pursuant to which the Long Fortune Shareholders agreed to transfer all of the issued and outstanding securities of Long Fortune to BTHC in exchange for 17,185,177 shares of BTHC common stock.  Upon the closing of the Share Exchange, Long Fortune became a wholly-owned subsidiary of BTHC.  The acquisition of Long Fortune has been accounted for as a reverse merger.  For accounting purposes, Long Fortune is the acquirer in the reverse acquisition transaction and, consequently, its financial results have been reported on a historic basis.

Overview

We are a tourism development and management company headquartered in Shandong Province, China.  Our business specializes in the development and management of natural, cultural and historic scenic sites and ecotourism projects in China, with particular emphasis on the cave tourism sector of the tourism industry.  We currently operate the “Underground Grand Canyon” tourist destination.

The Underground Grand Canyon

The Underground Grand Canyon, located in Linyi City, Yishui County, Shandong Province, at 6,100 meters (approximately 3.75 miles), is the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  To date, approximately 3,100 meters (approximately 2 miles) have been developed into five entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; (iv) the “Strop Ropeway” attraction and (v) the “Treasure Hunting Cave” attraction.

In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  Since 2004, we have invested approximately $12 million to improve the infrastructure and facilities at the Underground Grand Canyon, including the construction of new facilities, such as the construction of catering and restaurant facilities for our visitors, an office and accommodation and entertainment facilities for our staff, building the entertainment attractions, repairing roads leading to the Underground Grand Canyon, acquiring new boats or vehicles that are used in our entertainment attractions and repairing electrical lines and water pipes in the Underground Grand Canyon.  In addition, we have steadily increased the number of visitors from approximately 150,000 in 2004 to approximately 672,000 in 2010, which is a compounded annual growth rate of 28.5%.

Our visitors come to the Underground Grand Canyon both on their own, attracted either by advertisements or through word of mouth (“self-drivers”), and through touring with domestic PRC travel agencies.  Visitors from travel agencies accounted for approximately 48.1% of the total number of visitors in 2010, while self-drivers accounted for the remaining 51.9% of our visitors.

Trends and Uncertainties Affecting our Business

Our Underground Grand Canyon tourist destination competes for discretionary spending with other national geological parks and with other types of recreational and tourist activities.  Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control.  Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer preferences and spending habits.  The current negative economic conditions have affected our guests’ levels of discretionary spending and, in turn, the number of visitors to our Underground Grand Canyon.  The global economic crisis that began in late 2008 and carried through 2009 and most of 2010 generally was not felt by our company until the 2010 year.  The number of visitors to the Underground Grand Canyon increased from 536,000 in 2008 to 749,000 in 2009.  However, the number of visitors decreased to 672,000 in 2010.  Revenue decreased approximately $0.4 million during the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009, however, the decrease would have been higher had it not been for sales of the bundled pass and revenue sharing agreement with Fluorescent Lake.  Because prices for admission to the Underground Grand Canyon and the entertainment attractions within and around the Underground Grand Canyon are subject to government approval and may only be increased once every three years, we effectively need to increase the number of visitors year over year in order to increase our revenue.  Unless we increase the number of visitors to the Underground Ground Canyon, we will likely see our revenue and net income in the coming years level off and then decline, until general economic conditions improve.

We seek to increase the number of visitors to the Underground Grand Canyon by enhancing its existing entertainment attractions, as well as by further development of the Underground Grand Canyon to include additional entertainment attractions.  Toward this goal, as previously disclosed on our Current Report on Form 8-K filed with the SEC on December 23, 2010, we temporarily halted operations on December 21, 2010 in order to reconstruct part of the Underground Grand Canyon during Longkong’s low season, which generally runs from November through March.  The reconstruction included repairing roads leading to the Underground Grand Canyon, repairing and installing new electric cables and signs, and the completion of the construction of the Treasure Hunting Cave entertainment attraction.  Reconstruction was completed in late January 2011 and we continued our operations at that time.  The Treasure Hunting Cave attraction became operational in early February 2011.  The Treasure Hunting Cave is our fifth entertainment attraction and consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  We believe the reconstruction and the opening of the Treasure Hunting Cave will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host and the amount of revenue we generate from our entertainment attractions, but there can be no assurance that the reconstruction or the Treasure Hunting Cave will lead to an increase in the number of visitors or an increase in the amount of revenue we generate from our entertainment attractions.  Further, it is uncertain at this time whether the effect of ceasing operations at the beginning of 2011 will be offset by the expected increase in the number of visitors or additional fees generated by the Treasure Hunting Cave.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the fiscal year ended December 31,
	2010		2009
	(in thousands of U.S. dollars)
			(Restated)

Revenues	$9,145	100%	$9,543	100%
Selling expenses	2,401	26	2,045	21
General and administrative expenses	1,383	15	875	9
Income from operations	5,361	59	6,623	70
Other income (expenses)	(162)	2	88	1
Income before income taxes	5,199	57	6,711	71
Income tax expense	1,198	13	1,677	18
Net income	4,001	44	5,034	53

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB 6.7595 to $1 for the fiscal year ended December 31, 2010 and the exchange rate of RMB 6.835 to $1 for the fiscal year ended December 31, 2009.

Revenues.  Our sales revenue is generated from bundled passes (beginning January 1, 2010), admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass is sold at the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  An admission ticket is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue decreased approximately $0.4 million, or approximately 4.2%, to approximately $9.1 million in the fiscal year ended December 31, 2010 from approximately $9.5 million in the fiscal year ended December 31, 2009.

Revenue from sales of bundled passes was approximately $1.7 million in the fiscal year ended December 31, 2010 and the number of visitors who used a bundled pass was approximately 118,000 during the fiscal year ended December 31, 2010.  Because the bundled pass was first available in January 2010, there is no comparable data to provide for the fiscal year ended December 31, 2009.  Of the 118,000 visitors who used a bundled pass, approximately 99,000 of the passes were sold by the Underground Ground Canyon and approximately 19,000 of the passes were sold by the Fluorescent Lake.

Revenue from sales of admission tickets decreased approximately $1.2 million, or approximately 19.8%, to approximately $4.7 million in the fiscal year ended December 31, 2010 from approximately $5.9 million in the fiscal year ended December 31, 2009 primarily due to a decrease in the number of visitors who purchased an admission ticket, because of the availability of the bundled pass, from approximately 749,000 during the fiscal year ended December 31, 2009 to approximately 554,000 during the fiscal year ended December 31, 2010.  Total visitors, those who purchased either a bundled pass or an admission ticket, decreased from approximately 749,000 during the fiscal year ended December 31, 2009 to approximately 672,000 during the fiscal year ended December 31, 2010.  Revenue from fees for our entertainment attractions decreased approximately $0.8 million, or approximately 18.7%, to approximately $3.3 million in the fiscal year ended December 31, 2010 from approximately $3.6 million in the fiscal year ended December 31, 2009 primarily due to a decrease in the number of visitors paying the additional fees for our entertainment attractions in the fiscal year ended December 31, 2009 to the fiscal year ended December 31, 2010.

Selling Expenses.  Our selling expenses are primarily comprised of depreciation, advertising and promotion expenses, sales staff salaries and benefits, materials purchases for operating maintenance and service charges.  Our selling expenses increased approximately $0.4 million, or approximately 17.4%, to approximately $2.4 million in the fiscal year ended December 31, 2010 from approximately $2.0 million in the fiscal year ended December 31, 2009.  The increase is primarily due to increases in advertising and promotion expenses of approximately $0.4 million.

General and Administrative Expenses.  Our general and administrative expenses are primarily comprised of administrative expenses, salaries and fringe benefits, depreciation and amortization costs.  Our general and administrative expenses increased approximately $0.5 million, or approximately 58.1%, to approximately $1.4 million in the fiscal year ended December 31, 2010 from approximately $0.9 million in the fiscal year ended December 31, 2009.  The increase is primarily due to increases in salaries and fringe benefits of approximately $0.1 million and professional fees of approximately $0.2 million.

Income from Operations and Operating Margin.  Our income from operations decreased approximately $1.3 million, or approximately 19.1%, to approximately $5.4 million in the fiscal year ended December 31, 2010 from approximately $6.6 million in the fiscal year ended December 31, 2009.  Income from operations as a percentage of revenues was 59% and 69% for the fiscal year ended December 31, 2010 and 2009, respectively.  The decrease in our income from operations and operating margin was primarily due to a decrease in revenues, combined with an increase in selling expenses and general administrative expenses.

Other Income (Expenses).  We incurred net other expenses of approximately $0.2 million in the fiscal year ended December 31, 2010 compared to net other income of approximately $0.09 million in the fiscal year ended December 31, 2009.  The decrease was primarily due to an increase in interest expenses of approximately $0.4 million offset by government subsidies of approximately $0.2 million.

Income Tax Expense.  Our income tax expense decreased approximately $0.5 million, or approximately 28.6%, to approximately $1.2 million in the fiscal year ended December 31, 2010 from approximately $1.7 million in the fiscal year ended December 31, 2009.

Net Income.  Our net income decreased approximately $1.0 million, or approximately 20.5%, to approximately $4.0 million in the fiscal year ended December 31, 2010 from approximately $5.0 million in the fiscal year ended December 31, 2009 primarily due to a decrease in revenue and an increase in selling expenses and general and administrative expenses.

Liquidity and Capital Resources

Cash Flow

As of December 31, 2010, we had cash and cash equivalents of approximately $0.2 million.  The following table sets forth key components of our net cash flow for the periods indicated.

	Year Ended December 31
	(All amounts in thousands of U.S. dollars)
	2010	2009
		(Restated)
Net cash provided by operating activities	$3,531	$7,649
Net cash used in investing activities	(12,174)	(7,825)
Net cash provided by financing activities	7,768	1,217
Effect of foreign exchange rate changes	7	(22)
Cash and cash equivalents at the beginning of the period	1,076	57
Cash and cash equivalents at the end of the period	209	1,076

Cash Flows from Operating Activities.

Net cash provided by operating activities was approximately $3.5 million in the fiscal year ended December 31, 2010, a decrease of approximately $4.1 million from approximately $7.6 million in the fiscal year ended December 31, 2009.  The decrease was primarily attributable to a decrease in net income of approximately $1.0 million, a net increase in other receivables of approximately $1.0 million due to an increase guarantee deposits paid to a third party guarantor, government subsidy receivables, advance payments on commemorative medallions and advertising and promotion costs, a net decrease in accounts payable of approximately $1.1 million due to payment of accounts payable in the fiscal year ended December 31, 2010 and a $0.5 million decrease in taxes payable.

Cash Flows from Investing Activities.

Net cash used in investing activities for the fiscal year ended December 31, 2010 was approximately $12.2 million, an approximately $4.4 million increase from approximately $7.8 million for the fiscal year ended December 31, 2009.  The increase was primarily due to an approximately $3.4 million increase in loans to related parties and an approximately $1.0 million increase in investments in fixed assets in the fiscal year ended December 31, 2010.

Cash Flows from Financing Activities.

Net cash provided by financing activities was approximately $7.8 million in the fiscal year ended December 31, 2010, an approximately $6.6 million increase from approximately $1.2 million for the fiscal year ended December 31, 2009.  The increase was primarily due to an approximately $9.8 million increase in proceeds from bank loans in the fiscal year ended December 31, 2010 and approximately $1.2 million paid to former shareholders in connection with a reduction in capital in the fiscal year ended December 31, 2009, offset by approximately $4.7 million in principal repayments in the fiscal year ended December 31, 2010.

Capital Sources

Historically, our cash flow from operations has been sufficient to finance our operations.  During the fiscal years ended December 31, 2009 and 2010, however, we have increased our reliance on short-term borrowings to finance our operations during off-peak months during which our cash flow from operations is at its lowest and to finance the development of additional entertainment attractions and facilities at the Underground Grand Canyon.  During those periods that our cash flow from operations is at its highest, we both seek to pay down the short-term borrowings that are outstanding, as well as make short-term loans to related parties controlled by Zhang Shanjiu, our Chairman, President and Chief Executive or by his immediate family.  We plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business.

At December 31, 2010, we did not have any unused credit facilities available to us as all of our borrowings are one-time loans received from commercial banks.  As of December 31, 2010 and December 31, 2009, our outstanding borrowings consisted of the following:

	Maturity date	Interest rate	As of December 31, 2010	As of December 31, 2009
	(in thousands of U.S. dollars, except for percentages)
Industrial and Commercial Bank of China Yishui Branch	04/28/2010	7.97%	--	293

Bank of China Yishui Branch	10/26/2010	5.38%	--	2,197

Yishui Rural Credit Cooperative	04/20/2011	10.62%	910	--

Yishui Rural Credit Cooperative	04/26/2011	11.15%	455	--

Yishui Rural Credit Cooperative	04/26/2011	5.31%	303	--

Yishui Rural Credit Cooperative	05/20/2011	10.62%	1,517	--

Bank of Linshang	05/28/2011	7.97%	759	--

China Construction Bank Yishui Branch	07/25/2011	5.84%	910	--

China Construction Bank Yishui Branch	08/01/2011	5.84%	607	--

Industrial and Commercial Bank of China Yishui Branch	09/15/2011	6.37%	1,062	--

Bank of China Yishui Branch	09/28/2011	5.84% %	455	--

Industrial and Commercial Bank of China Yishui Branch	10/14/2011	6.67%	759

Bank of China Yishui Branch	10/20/2011	6.12%	2,276

Bank of China Yishui Branch	10/26/2011	6.12%	303
			10,316	2,490

The weighted average interest rate for short-term loans as of December 31, 2010 and December 31, 2009 was 6.69% and 5.68%, respectively.  As of December 31, 2010, the short-term loans were secured by guarantees provided by related parties, including our director and executive officers and companies that are recipients of related party loans from us, as well as the pledge by Longkong of its operation fee charging rights and its interest in real property.  See “Item 13. - Certain Relationships and Related Transactions, and Director Independence.”  Generally, the loans do not require the periodic payment of principal and interest, though we typically have the option to pay principal or interest prior to the maturity date of the loan.  In some cases, the lender is entitled to charge us a prepayment fee if we choose to pay the loan off prior to the maturity date.

Notwithstanding that we have cash on hand of approximately $209,000 at December 31, 2010, have approximately $10.3 million of short-term loans due within the next 12 months, have approximately $3.0 million of expected capital expenditures in the next 12 months and no unused credit facilities, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months.  Our cash flow from operations for the fiscal year ended December 31, 2010 was approximately $3.1 million.  In addition, loans receivable from loans made to related parties were approximately $13.3 million at December 31, 2010, all of which is due within the next 12 months.  Generally, the source of cash used to make loans to related parties is a combination of the use of short-term borrowings and cash on hand generated from cash flow from operations at a time when our cash on hand is relatively high, not all of which is required at that point in time to finance short-term operations.  If cash on hand, cash flow from operations and anticipated cash payments received in respect of outstanding related party loans are not sufficient to meet our expected capital expenditures and working capital requirements for the next 12 months, we may be unable to repay our short-term indebtedness or we may be forced to cease or significantly reduce our operations, delay our capital expenditures, seek to collect on the related party loans we have made that are not yet due, and/or be forced to raise additional funds.

The related party loans are made to entities that are controlled by Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness, which would have a material adverse effect on our financial condition.  Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations.  Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

To raise additional funds, we may seek to sell equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  The existence of the related party loans outstanding could impede our ability to obtain third party financing.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business and could harm our overall business prospects.

Capital Uses

Capital Expenditures

Our capital expenditures were approximately $3.8 million and $2.8 million for the fiscal years ended December 31, 2010 and 2009, respectively.  Our capital expenditures were mainly used to acquire fixed assets to build and expand our entertainment attractions.

In addition to expenditures to repair and improve our existing entertainment attractions, we plan to develop an additional 1,800 meters (approximately 1.1 miles) of the Underground Grand Canyon to include additional entertainment attractions.  In late January 2011, we completed the development of the “Treasure Hunting Cave” entertainment attraction, which consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  The total cost to develop the Treasure Hunting Cave was approximately $3.1 million and it took approximately seven to eight months to complete.  Of the $3.1 million incurred to develop the Treasure Hunting Cave, approximately $3.0 million had been incurred as of December 31, 2010 and the remaining $0.1 million was incurred in the first quarter of 2011.  The source of the funds used to develop the Treasure Hunting Cave was cash flow from operations.  The Treasure Hunting Cave entertainment attraction first opened to visitors in early February 2011.  We believe the Treasure Hunting Cave will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host, but there can be no assurance that the Treasure Hunting Cave will lead to an increase in the number of visitors.

Any additional development of the additional 1,800 meters (approximately 1.1 miles) is expected to be financed by cash flow from operations, but there can be no assurance that cash flow from operations will be sufficient to fund this development, in which case we will have to raise additional funds.  To do so, we may seek to sell equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business and could harm our overall business prospects.  We believe these new projects will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host, but there can be no assurance that we will be successful in completing these new projects or that, if completed, the new projects will lead to an increase in the number of visitors.

In addition to the Treasuring Hunting Cave, to enhance our visitors’ experience, we recently completed the development of catering facilities, which include restaurant facilities for our visitors, as well as the services to host and cater large-scale events, and gift shop facilities.  Our catering and restaurant facilities are outsourced to third party food vendors who pay us a nominal fee to use our facilities, which totaled an aggregate of  approximately $18,000  in 2010.  The total cost to develop the catering and gift shop facilities was approximately $1.2 million, all of which had been incurred as of December 31, 2010, and it took approximately two years to complete.  The source of the funds used to develop these facilities was cash flow from operations.  Although we developed these facilities to enhance our visitors’ experience, there can be no assurance that we will be successful in doing so.

Acquisitions

In addition to expanding our current operations through the development of additional entertainment attractions at the Underground Grand Canyon, achieving our goal of becoming a leading tourism management and development company in China necessarily requires us to manage and develop additional tourist destinations.  Although we are seeking to locate one or more sites as acquisition and/or management opportunities, no definitive agreements have been executed, nor have there been any preliminary agreements, discussions or negotiations, with respect to any of these opportunities and there can be no assurances that we will execute any such agreements or enter into discussions or negotiations with respect to any potential sites.  If and when we acquire additional tourist destinations or obtain the rights to manage additional tourist destinations, we expect that we will have to raise funds to finance these acquisitions and related costs.  To do so, we may seek to sell equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business and could harm our overall business prospects.

Foreign Currency Translation Gains or Losses

During the fiscal year ended December 31, 2010, no foreign currency translation gains or losses were recorded in our consolidated statements of operations as a component of net income because we did not have any foreign currency revenues during such period.

Off-Balance Sheet Arrangements

We have entered into financial guarantees and similar commitments to guarantee the payment obligations of third parties.  Conversely, our debt with lenders is also guaranteed by other parties which may be related or unrelated to us.  As an industry practice, Chinese financial institutions require third party guarantees in order to provide both short term and long term bank loans to any corporate borrower.  Because of this requirement, it is common practice that Chinese private enterprises enter into arrangements with other private enterprises to provide mutual guarantees in order to obtain bank loans from local Chinese financial institutions.

Typically, we enter into such mutual guarantees for companies that have good longstanding relationships with us and a mutual guarantee provided to us of approximately similar amounts.  Such guarantees are typically for a period of two years from the date of issuance of the guarantees.

Changes in the economic environment could leave us exposed to obligations that we have guaranteed which could have a materially negative impact on our ongoing business, and cause us to potentially be unable to meet our obligations under other bank financings.  Additionally, should any of the companies for which we provide guarantees default, and the banks enforce our guarantees, our recourse may only be limited to default on the mutual guarantee and we may not be able to meet the liquidity and working capital requirements for our ongoing business, resulting in a material adverse impact on our business.

As of December 31, 2010, we had two guarantees of approximately $6.0 million in total principal outstanding.  Our potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Inflation

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past fifteen years, the official consumer price index in China has been as high as 24.1% and as low as -1.4%.  While these inflation rates are an average national basis, the regional inflation in the major cities have arguably been higher.  These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation including bank lending restrictions on property investment in China.  While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services.  Our operations have also experienced cost increases, including labor costs.  We expect our operating costs to increase in tandem with the inflationary environment, particularly because of the economic growth in China.  If the inflation rate increases in the near term, such increase will impact our operating costs.

Critical Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The allowance on uncollectible accounts receivable reflects management’s best estimate of probable losses determined principally on the basis of historical experience.  All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for uncollectible accounts receivable.  When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which is classified as a change in estimate is made.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, taking into account the estimated residual value.  The estimated useful lives are as follows:

Estimated useful lives
Building	20 years
Machinery and equipment	10 years
Motor vehicle	5 years
Office equipment	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterments and capital expenditures for infrastructure and facilities improvement are generally capitalized in their respective property accounts.  When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected in current operations.  For all periods presented in the statement of operations and comprehensive income, certain labor charges normally capitalized were charged to operating expenses as we were unable to adequately separate these costs.

Construction in progress

Construction in progress represents property and equipment under construction.  No depreciation is recorded in respect of construction in progress.  Construction in progress is transferred to property and equipment, and depreciation of the asset commences, when the asset has been substantially completed and is ready for its intended use.

Capitalized interest

The interest costs associated with construction projects are capitalized and included as part of the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using our weighted-average cost of borrowing.  Capitalization of interest ceases when the project is substantially complete.

Impairment of long-lived assets

We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There were no impairments of our long-lived assets as of December 31, 2010 and 2009.

Revenue Recognition

Revenue is generated from bundled passes (beginning January 1, 2010), admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass is sold at the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility or in advance.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, we recognize revenue when the service has occurred and record accounts receivable.  Revenue is recorded net of relevant business taxes.  See “Item 13. – Certain Relationships and Related Transactions, and Director Independence.” for additional information regarding the bundled pass and revenue allocation between Longkong and Fluorescent Lake.

Rebates

Commencing January 1, 2010, we started to offer a return, also referred to as a rebate, to the travel agencies with which we have entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  We recognize the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.

Operating leases

Leases in which substantially all the rewards and risks of ownership of the asset remain with the lessor are accounted for as operating leases.  Payments made under operating leases are charged to the statements of operations on a straight-line basis over the shorter of the lease term or estimated useful life.

Income taxes

We account for income and deferred tax under the provision of ASC 740 “Income Taxes”.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards.  A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

Comprehensive income

We have adopted ASC 220, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements.  Our accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Foreign currency transactions and translation

Our reporting currency is the U.S. dollar.  The functional currencies of our subsidiaries are local currencies, primarily the PRC currency Yuan (Renminbi) and Hong Kong dollar.  Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions.  The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses.  Exchange gains or losses on transaction are included in earnings.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2010 and 2009, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

Related Parties

A party is considered to be related to our company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with our company.  Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Fair value of financial instruments

We adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Current assets and current liabilities are qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends.  Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate the hierarchy disclosures each quarter.

Recent Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011.  Because this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments and we have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations.  We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates.  We generally do not invest in or hold debt securities.  Accordingly, fluctuations in applicable interest rates would not have a material impact on our company.  At December 31, 2010, we had short-term loans payable of approximately $10.3 million.  These notes have interest rates ranging from 5.31% to 11.15%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Longkong’s earnings, loss or cash flows.

Foreign Exchange Rate.  All of our transactions are transacted in RMB.  As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes.  However, because we conduct our sales and purchases in RMB, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins.  We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Concentration of credit risk.  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade receivables.  As of December 31, 2010 and 2009, substantially all of our cash was held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.  Most of our sales are credit sales which are primarily to customers whose ability to pay is dependent on the industry economies prevailing in their respective areas; however, concentration of credit risk with respect to trade accounts receivable is limited due to generally short payment terms.  We also perform ongoing credit evaluations of our customers to help further reduce credit risks.

Item 8.                 Financial Statements and Supplementary Data.

The following financial statements are filed on page F-1 onwards as part of this Annual Report, together with the report of the independent registered public accounting firms.

•	Consolidated Balance Sheets as of December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 (restated)

•	Notes to the Consolidated Financial Statements

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in our registered independent certified public accounting firm other than those previously reported.  There have been no reportable events or disagreements with our prior independent certified public accounting firms in the two most recent fiscal years or through the date of this Annual Report.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2010, our internal control over financial reporting was not effective for the purposes for which it is intended due to: (i) the conclusion that we needed to restate our financial statements for the fiscal year ended December 31, 2009; (ii) an absence of independence and financial expertise on the Board of Directors limiting its ability to provide effective oversight of our management; (iii) we lacked sufficient accounting personnel at the Chinese operating company level with the experience and training to effectively address the US GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements of being a U.S. public company; and (iv) deficiency in the knowledge by our personnel responsible for our internal control over financial reporting and certain US GAAP and SEC financial reporting principles.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (fourth quarter of the fiscal year ended December 31, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers – Pre-Closing of the Share Exchange

Prior to the Share Exchange, Timothy P. Halter served as BTHC’s sole director and BTHC’s President, Chief Executive Officer and Chief Financial Officer.  On the Closing Date, there was a change in our Board of Directors and executive officers.

Timothy P. Halter, age 44, was our President, Chief Executive Officer and Chief Financial Officer from August 16, 2006 until the Closing Date.  Mr. Halter resigned as a director of BTHC, effective upon the expiration of the 10-day period after the filing of the Schedule 14(f) with the SEC.  Mr. Halter resigned as President, Chief Executive Officer and Chief Financial Officer as of the Closing Date.  Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  In September 2005, Mr. Halter and other minority partners formed HFI.  HFI conducts no business operations.  Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of Marketing Acquisition Corporation and SMSA Crane Acquisition Corp., each a Nevada corporation.  Each of the afore-referenced companies, except for DXP Enterprises, Inc., is a reporting shell company and is current in the filing of their respective periodic reports with the SEC.

Directors and Executive Officers – Post-Closing of the Share Exchange

Upon closing of the Share Exchange, the following individuals were named to the board of directors and executive management of BTHC, each as of the Closing Date:

Name	Age	Position(s)
Zhang Shanjiu	52	Chairman, President and Chief Executive Officer
Yu Xinbo	32	Chief Financial Officer, Treasurer and Secretary
Kong Xianghai	41	Chief Administrative Officer
Chen Rongguang	52	Chief Operating Officer

Mr. Zhang Shanjiu is the founder of Longkong.  Mr. Zhang has served as Chairman and Chief Executive Officer since its incorporation in 2004 and, as such, has been responsible for all of our operations.  From 1999 to 2004, Mr. Zhang served as General Manager of Yishui Yimengshan Travel Agency Co., Ltd.  From 1993 to 1999, he served as General Manager of Shandong Shanjiu Bronze Artworks Co., Ltd.  From 1988 to 1993, Mr. Zhang served as a doctor in the hospital, No. 2 Hospital of Linyi City.  Mr. Zhang graduated from Linyi Medical College in 1988 and Peking University in 2009.  As a forerunner in the local tourism industry, with 17 years of experience, Mr. Zhang has accumulated valuable experience in the tourism development and management business and is therefore qualified to serve on our board of directors.

Mr. Yu Xinbo has served as Chief Financial Officer of Longkong since 2004.  From 2002 to 2004, Mr. Yu served as the financial manager of Shandong Shanjiu Bronze Artworks Co., Ltd.  From 2000 to 2002, he served as the financial manager of Yishui Xinli Packaging & Printing Co., Ltd.  From 1999 to 2000, Mr. Yu served as the in-charge accountant of Shandong Jinyang Worsted Co., Ltd.  From 1996 to 1999, he served as the cost accountant of Yishui Rabbit Hair Textile Factory.  Mr. Yu graduated from Shandong Trade and Community College in 1996 and Shandong Economic University in 2010.

Mr. Kong Xianghai has served as Chief Administrative Officer of Longkong since 2008 and is in charge of the human resources, administration and purchasing functions of our business.  From 2007 to 2008, he served as President of Qingyuan Food Co., Ltd.  From 2005 to 2007, Mr. Kong served as Vice President of FUWAH Amusement & Tourism Co., Ltd.  From 2004 to 2005, he served as a management consultant at San Goal Management Consulting Co., Ltd.  From 1991 to 2004, Mr. Kong served as General Manager of Eastern Industrial Group of Shengli Oilfield.  Mr. Kong holds a master degree from Northwest University (China).

Mr. Chen Rongguang has served as Chief Operating Officer of Longkong since 2006 and is responsible for the marketing strategy and the operation of the “Underground Grand Canyon” cave.  From 1999 to 2006, he served as the operation manager of Yishui Yongchang Machinery Co., Ltd.  From 1982 to 1999, Mr. Chen served as the operation manager of Yishui Machinery Factory.  From 1976 to 1982, he served as the business director of Shandong Qianjin Machinery Parts Factory.  Mr. Chen graduated from Shanghai Fudan University in 2001.

Family Relationships

There are no family relationships between or among any of the directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings; Board Committees and Director Independence

The board of directors held no formal meetings during the most recently completed fiscal year.  All proceedings of the board of directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the sole director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

As of this date, BTHC’s board of directors has not appointed a nominating committee, audit committee or compensation committee, or committees performing similar functions nor does it have a written nominating, compensation or audit committee charter.  The board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the board of directors.  Further, BTHC is not a “listed company” under SEC rules and thus is not required to have an audit, compensation or nominating committee.  Accordingly, BTHC does not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act.  The functions ordinarily handled by these committees are currently handled by the entire board of directors.  The board of directors intends, however, to review the governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of BTHC’s business.

Until the closing of the Share Exchange, Timothy Halter served as an executive officer of BTHC and therefore is not an independent director.  The board of directors has not made any determination as to whether Zhang Shanjiu is independent within the meaning of NASDAQ Marketplace Rule 5605(a)(2), and this rule is not presently applicable to us.  However, based on the definition of independence under this rule, we believe that Zhang Shanjiu would not be considered to be an independent director.  We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include “independent” directors.

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors.  We believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees.  Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

We intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by a U.S. national securities exchange.  Therefore, we intend that a majority of our directors eventually will be independent directors and at least one of our new independent directors will qualify as an “audit committee financial expert.”  Additionally, we will adopt charters relative to each such committee.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Annual Report.  We do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Code of Ethics

We have not adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as of the date hereof.  Since the Closing Date of the Share Exchange, our director and executive officers have been focused on the disclosure requirements of being a U.S. public company and also on the day-to-day operations of our business.  As a result, no Code of Ethics has been adopted to date, but we anticipate adopting a Code of Ethics in the second quarter of 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on our review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2010, our executive officers, directors and greater than 10% shareholders were in compliance with the reporting requirements of Section 16(a) under the Exchange Act, except that Zhang Shanjiu did not timely file his Form 3 with respect to his acquisition of 3,780,739 shares in connection with the closing of the Share Exchange, Zhang Qian, the daughter of Zhang Shanjiu, did not file a Form 3 with respect to her acquisition of 4,968,971 shares in connection with the Share Exchange, Grand Fountain Capital Holding Limited, a company controlled by Zhang Shanjiu’s wife, did not file a Form 3 in connection with its acquisition of 7,856,081 share in connection with the Share Exchange, Yu Xinbo did not timely file his Form 3 with respect to his acquisition of 88,381 shares in connection with the Share Exchange and Kong Xianghai and Chen Rongguang did not timely file their Forms 3 in connection with becoming executive offices of BTHC on the Closing Date of the Share Exchange.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

Compensation Before the Share Exchange

Prior to the closing of the Share Exchange on October 18, 2010, we were a “blank check” shell company.  Timothy P. Halter, the former sole officer and director of BTHC, did not receive any compensation or other perquisites for serving in such capacities.

Prior to the closing of the Share Exchange, our current named executive officers were compensated by Longkong until the closing of the Share Exchange, including for the years ended December 31, 2009 and 2008.  Longkong paid to such executives a nominal salary.  The Board of Directors believes that the salaries paid to our executive officers during 2009 and 2008 reflect the fair value of the services provided to Longkong, as measured by the local market in China.

Compensation After the Share Exchange

Summary Compensation Table

Executive Officers – Pre-Closing of the Share Exchange

The following table sets forth information relating to all compensation awarded to, earned by or paid to our former President, Chief Executive Officer and Chief Financial Officer for all services rendered in all capacities to us during each of the years ended December 31, 2010, 2009 and 2008, respectively.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Timothy P. Halter, former President, Chief Executive Officer and Chief Financial Officer	2010 2009 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Executive Officers – Post-Closing of the Share Exchange

The following table sets forth information relating to all compensation awarded to, earned by or paid to our Chairman, President and Chief Executive Officer, our Chief Financial Officer and each of our next three highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010, for all services rendered in all capacities to us during the years ended December 31, 2010, 2009 and 2008, respectively.11

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Zhang Shanjiu Chairman, President and Chief Executive Officer	2010 2009 2008	35,450 29,640 7,307	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	35,450 29,640 7,307

Yu Xinbo Chief Financial Officer, Treasurer and Secretary	2010 2009 2008	10,636 7,253 4,870	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	10,636 7,253 4,870
Grants of Plan-Based Awards in Fiscal 2010

There were no option or other equity grants in 2010.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no options or other equity awards outstanding in 2010.

Option Exercises and Stock Vested in Fiscal 2010

There were no option exercises or stock vested in 2010.

Pension Benefits

There were no pension benefit plans in effect in 2010.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2010.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On October 18, 2010, we entered into employment agreements with Zhang Shanjiu, our Chairman, President and Chief Executive Officer, Yu Xinbo, our Chief Financial Officer, Treasurer and Secretary, Kong Xianghai, our Chief Administrative Officer, and Chen Rongguang, our Chief Operating Officer.

The term of each agreement is five years, during which each executive officer will be entitled to a base salary of approximately $7,500 (except for Zhang Shanjiu, who will be entitled to a base salary of approximately $36,000) per year, subject to increase by the Board of Directors.  In addition to the base salary, each executive officer will be eligible to receive discretionary bonuses at times and in amounts to be determined by the Board of Directors or an applicable committee thereof.  Each executive officer will be eligible to receive grants of stock options or other equity compensation awards pursuant to an equity compensation plan to be adopted by the Board of Directors, subject to the approval of our stockholders and compliance with applicable law, after the closing of the Share Exchange.

Each executive officer is entitled to receive, at our expense, medical, health and social insurance coverage.  In addition, subject to certain insurable conditions and the completion of requisite documentation, each executive officer is entitled to long term disability insurance coverage providing for “lifetime” disability benefits and life insurance each in an amount to be determined by the Board of Directors.  We will also make available to each executive officer any and all other executive or fringe benefits made available to our other executives.  Each executive officer is entitled to paid vacation of a duration we provide to our other executives.

Each executive officer will be provided with liability insurance coverage generally provided to our officers and managers.  We agreed to indemnify each executive officer against all costs, damages and expenses, including attorneys’ fees, that may be incurred as a result of claims by third parties arising out of or from the executive officer’s lawful acts as our employee, provided that such acts are not grossly negligent and are performed in good faith and in a manner reasonably believed by such executive officer to be in the best interests of our company.

During the term of the agreements, and for one year thereafter, the executive officers cannot, directly or indirectly, own, manage, control, participate in, consult with, render services for, or in any other manner engage in any business, or as an investor in or lender to any business (in each case including on the executive officer’s own behalf or on behalf of another entity) that competes either directly or indirectly with us in our business, in any market in which we operate, or are considering operating at any given point in time during the term.  Each executive officer is permitted to be a passive owner of less than 5% of the outstanding stock of a publicly traded corporation that engages in a competing business, so long as the executive officer does not have a direct or indirect participation in the business of such corporation.  Zhang Shanjiu, as our sole director, has waived the non-compete provisions of his employment agreement with respect to the businesses he owned or controlled, directly or indirectly, as of the Closing Date of the Share Exchange.

The executive officer’s employment may be terminated: (i) by us immediately upon his death; (ii) by us upon fifteen days’ notice during the continuance of any Disability (as defined below) of the executive officer; (iii) by us without Good Cause (as defined below); (iv) by us for Good Cause (as defined below) upon notice specifying the particular circumstances forming the basis thereof; (v) by the executive officer voluntarily other than for Good Reason (as defined below); or (vi) by the executive officer for Good Reason (as defined below) upon notice specifying the particular circumstances forming the basis thereof.

“Disability” means an inability by the executive officer to perform a substantial portion of his duties by reason of physical or mental incapacity or disability for a total of one hundred twenty (120) days or more in any consecutive period of three hundred and sixty five (365) days, as determined by the Board of Directors in its good faith judgment.

“Good Cause” means: (i) the commission of a felony, or a crime involving moral turpitude, or the commission of any other act or omission involving dishonesty, disloyalty, or fraud with respect to our company; (ii) conduct tending to bring us or any of our affiliates into substantial public disgrace or disrepute; (iii) substantial and repeated failure to perform duties as reasonably directed by the Board of Directors; (iv) gross negligence or willful misconduct with respect to us or any of our affiliates; or (v) any material misrepresentation by the executive officer under the agreement; provided, however, that such Good Cause will not exist unless we provide the executive officer with written notice specifying in reasonable detail the factors constituting such Good Cause, as applicable, and such factors have not been cured by the executive officer within thirty (30) days after such notice or such longer period as may reasonably be necessary to accomplish the cure.

“Good Reason” means the occurrence of any of the following events: (i) the assignment to the executive officer of any duties inconsistent in any material respect with his or her then position (including status, offices, titles and reporting relationships), authority, duties or responsibilities, or any other action or actions by us that, when taken as a whole, results in a significant diminution in his position, authority, duties or responsibilities, excluding for this purpose any isolated, immaterial and inadvertent action not taken in bad faith and which is remedied by us promptly after receipt of notice thereof provided by the executive officer; (ii) a material breach by us of one or more provisions of the agreement, provided that such Good Reason will not exist unless the executive officer has provided us with written notice specifying in reasonable detail the factors constituting such material breach and such material breach has not been cured by us within thirty (30) days after such notice or such longer period as may reasonably be necessary to accomplish the cure; (iii) any purported termination by us of the executive officer’s employment otherwise than as expressly permitted by the agreement; or (iv) a change in control whereby (A) a person (other than a person who is our officer or director on October 18, 2010), including a group as defined in Section 13(d)(3) of the Exchange Act, becomes, or obtains the right to become, the beneficial owner of our securities having fifty one percent (51%) or more of the combined voting power of our then outstanding securities, (B) we consummate a merger in which we are not the surviving entity, (C) all or substantially all of our assets are sold, or (D) our stockholders approve the dissolution or liquidation of our company.

If the executive officer is terminated by us without Good Cause or if the executive officer resigns for Good Reason, he will be entitled to receive as severance one year’s base salary and the immediate vesting of all granted but unvested option grants.  If any executive officer were terminated as of the date hereof, each executive officer would be entitled to receive approximately $7,500 (except for Zhang Shanjiu, who will be entitled to receive approximately $36,000).

For a discussion of the employment contracts Longkong executes with all other employees, see “Item 1. – Business – Employees.”

Compensation of Directors

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.  We intend to develop such a policy in the near future.  It is currently anticipated that non-employee directors will receive a fee for service as a director, and be eligible to receive awards which may be granted pursuant to an equity compensation plan, if approved by our stockholders.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 14, 2011, there were 18,089,660 shares of common stock outstanding.  The following table sets forth certain information concerning the number of BTHC common shares owned beneficially by: (i) each person (including any group) known to us to own five percent (5%) or more of any class of BTHC’s voting securities, (ii) each of BTHC’s directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.  The address for each beneficial owner, unless otherwise noted, is c/o Underground Grand Canyon, Linyi City, Yishui County, Shandong Province, China  276400.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Executive Officers and Directors
Zhang Shanjiu (3) Chairman of the Board, President and Chief Executive Officer	16,605,791	91.8%

Yu Xinbo Chief Financial Officer, Treasurer and Secretary	88,381	*

Kong Xianghai Chief Administrative Officer	---	---

Chen Rongguang Chief Operating Officer	---	---

Timothy P. Halter (4) 174 FM 1830 Argyle, TX 76226	337,055	1.9%

All Executive Officers and Directors as a group (five persons)	17,031,227	94.1%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

5% Stockholders
Grand Fountain Capital Holding Limited(5) 3rd Floor, Queensgate House 113 South Church Street P.O. Box 10240 Grand Cayman KY1-1002, Cayman Islands	7,856,081	43.4%

Chen Rongxia(5) c/o Zhang Shanjiu	7,856,081	43.4%

Zhang Qian c/o Zhang Shanjiu	4,968,971	27.5%
______________________

* less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)
Percentages are rounded to the nearest one-tenth of one percent.  The percentage of class is based on 18,089,660 shares of common stock issued and outstanding as of October 18, 2010 upon the closing of the transactions contemplated by the Share Exchange Agreement.

(3)	Includes shares held directly, as well as shares held by Mr. Zhang’s daughter and shares held by Grand Fountain Capital Holding Limited, the majority owner of which is Mr. Zhang’s wife.

(4)
Mr. Halter is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P., and is deemed to be the beneficial owner of the Plan Shares held by Halter Financial Investments L.P.

(5)
Chen Rongxia, Zhang Shanjiu’s wife, is the majority owner and a director of Grand Fountain Capital Holding Limited.  Zhang Shanjiu has shared voting and dispositive power over the shares held by Grand Fountain Capital Holding Limited.

Change in Control

There are no known arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of BTHC.

Equity Compensation Plans

Currently, we intend to adopt a stock option plan, restricted stock plan and/or other equity compensation plan for the benefit of directors, officers, employees and other eligible participants.  If a determination is made to implement any such plans, they will be submitted to stockholders for their consideration, at which time stockholders would be provided with detailed information regarding such plan(s).  If approved, and awards are granted, they will likely have a dilutive effect on BTHC’s stockholders as well as affect BTHC’s net income and stockholders’ equity, although the actual results cannot be determined until after any such plans are implemented.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Offices and Facilities Prior to the Share Exchange

Prior to the Share Exchange, BTHC had no physical offices or facilities.  Instead, BTHC maintained a mailing address at 174 FM 1830, Argyle, Texas  76226 and a telephone number of (972) 233-0300.  BTHC paid no rent or other fees for the use of the mailing address and telephone number as the address and telephone number are used virtually full-time by other revenue producing businesses of Timothy P. Halter, our former sole director, Chief Executive Officer and Chief Financial Officer.

Share Exchange

On October 18, 2010, BTHC completed the Share Exchange with Long Fortune, the Long Fortune Shareholders and the BTHC Principal Shareholder.  At the closing, Long Fortune became a wholly-owned subsidiary of BTHC and 100% of the issued and outstanding securities of Long Fortune were exchanged for securities of BTHC.  An aggregate of 17,185,177 shares of common stock were issued to the Long Fortune Shareholders.  In addition, Long Fortune paid $250,000 to HFG International Limited, a Hong Kong corporation and affiliate of the BTHC Principal Shareholder, for financial advisory services in connection with the Share Exchange and certain post-closing Share Exchange matters and also agreed to pay BTHC’s expenses in connection with the Share Exchange.  No brokers or finders were engaged and no brokers’ or finders’ fees were paid in connection with the Share Exchange.

As of the close of the Share Exchange, the Long Fortune Shareholders owned 95% of the issued and outstanding stock of BTHC.  On the Closing Date, Zhang Shanjiu was appointed Chairman of the Board of Directors, President and Chief Executive Officer, Yu Xinbo was appointed Chief Financial Officer, Treasurer and Secretary, Kong Xianghai was appointed Chief Administrative Officer and Chen Rongguang was appointed Chief Operating Officer.  Timothy P. Halter resigned as an officer effective as of the closing of the Share Exchange and as sole director of BTHC effective on the tenth day following the filing of the Schedule 14F.

Loans to Related Parties

Beginning November 27, 2009, and from time to time thereafter, Longkong has loaned funds to Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates a cave, the only attraction in which is the light shining from fireflies that live on the ceiling of the cave.  Given the possible complementary nature of the business operated by Fluorescent Lake, we provide these loans with a view toward potentially developing and supporting strategic ventures and/or engaging in other transactions in the future.  Pursuant to the Loan Agreement executed between the parties on December 31, 2009, Fluorescent Lake is required to pay loans that were outstanding as of such date in full, with accrued interest, on the due date.  Periodic payments of principal and interest are no longer required with respect to those loans.  For loans to Fluorescent Lake after December 31, 2009, Longkong generally executes written agreements with Fluorescent Lake, unless the dollar amount of the loan is less than $150,000.  These loan agreements provide that the loans are interest free and are due within 12 months of the date of the loan.  The due dates for the loans are between January 27, 2011 and December 31, 2011.  During the fiscal year ended December 31, 2010, Longkong received interest payments and principal payments from Fluorescent Lake in the amount of approximately $0 and $0.7 million, respectively.  As of December 31, 2010, the outstanding aggregate balance of the loans was approximately $5.7 million.  The largest aggregate principal outstanding during the fiscal year ended December 31, 2010 was approximately $6.0 million.

Beginning January 5, 2010, and from time to time thereafter, Longkong has loaned funds to Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”), a company controlled by Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates hotels and a water amusement park.  Given the possible complementary nature of the business operated by Yinhe Travel, we provide these loans with a view toward potentially developing and supporting strategic ventures and/or engaging in other transactions in the future.  Longkong generally executes written agreements with Yinhe Travel, which provide that the loans are interest free and are due within 12 months of the date of the loan.  The due dates of the loans are between January 5, 2011 and December 31, 2011.  During the fiscal year ended December 31, 2010, Longkong received interest payments and principal payments from Yinhe Travel in the amount of approximately $0 and $4.8 million, respectively.  As of December 31, 2010, the outstanding aggregate balance of the loans was approximately $7.6 million.  The largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2010 was approximately $8.1 million.

During the three months ended September 30, 2010, Longkong loaned approximately $2,000 to Zhang Shanjiu, our Chairman, President and Chief Executive Officer, approximately $5,000 to Yu Xinbo, our Chief Financial Officer, Treasurer and Secretary, and approximately $1,000 to Chen Rongguang, our Chief Operating Officer.  The parties did not execute written agreements with respect to these loans, which were interest-free, and there was no formal due date for repayment.  These loans were repaid in November 2010.  No payments of interest or principal were received by Longkong in respect of these loans during the fiscal year ended December 31, 2010 and the balances due at September 30, 2010 represented the largest aggregate balance outstanding during the fiscal year ended December 31, 2010 for each respective loan.

During the year ended December 31, 2010, Longkong loaned approximately $759,000 to Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”), a company controlled by Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates an island resort.  We provided this loan because Tianma Island experienced a short-term shortage of working capital.  The parties did not execute a written agreement with respect to this loan, which was interest-free, and there was no formal due date for repayment.  The loan was repaid by December 31, 2010.  During the fiscal year ended December 31, 2010, Longkong received interest payments and principal payments from Tianma Island in the amount of approximately $0 and $759,000, respectively.  As of December 31, 2010, the outstanding aggregate balance of the loan was $0.  The largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2010 was approximately $759,000.

Loans from and Amounts due to Related Parties

During the six months ended June 30, 2010, Zhang Shanjiu, our Chairman, President and Chief Executive Officer, loaned approximately $359,000 to Longkong, $248,000 of which was used to purchase land occupancy rights and the remaining balance of which was used for general corporate purposes.  The parties did not execute a written agreement with respect to these loans, which were interest-free, and there was no formal due date for repayment.  As of June 30, 2010, the outstanding balance of the loans was approximately $359,000, which was the largest aggregate amount of principal outstanding for these loans during the fiscal year ended December 31, 2010.  During the fiscal year ended December 31, 2010, Longkong made interest payments and principal payments to Zhang Shanjiu in respect of these loans in the amount of approximately $0 and $359,000, respectively.

During the six months ended June 30, 2010, Yu Xinbo, our Chief Financial Officer, Treasurer and Secretary, loaned approximately $27,000 to Longkong, which was used for general corporate purposes.  The parties did not execute a written agreement with respect to this loan, which was interest-free, and there was no formal due date for repayment.  As of June 30, 2010, the outstanding balance of the loan was approximately $27,000, which was the largest aggregate amount of principal outstanding for this loan during the fiscal year ended December 31, 2010.  During the fiscal year ended December 31, 2010, Longkong made interest and principal payments to Yu Xinbo in respect of this loan in the amount of approximately $0 and $27,000, respectively.

On January 1, 2010, Longkong began selling a bundled pass for general access to the “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  On February 11, 2010, Longkong and Fluorescent Lake executed a revenue sharing agreement, effective as of January 1, 2010 (the “Revenue Sharing Agreement”).  Pursuant to the terms of the Revenue Sharing Agreement, if a bundled pass is sold at the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  Revenue from sales of bundled passes was approximately $1.7 million in the fiscal year ended December 31, 2010 and the number of visitors who used a bundled pass was approximately 118,000 during the fiscal year ended December 31, 2010.  Of the 118,000 visitors who used a bundled pass, approximately 99,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $1.6 million in revenue to Longkong and approximately $.01 million in revenue to Fluorescent Lake, and approximately 19,000 of the passes were sold by the Fluorescent Lake, accounting for approximately $.01 million in revenue to Longkong and approximately $0.2 million in revenue to Fluorescent Lake.  No payments were made to or received by Fluorescent Lake during the fiscal year ended December 31, 2010.  As of December 31, 2010, there is a net payable to Fluorescent Lake in the amount of approximately $28,000.

Guarantees

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a loan by Agricultural Bank to Tianma Island.  The loan bears interest at a rate of 7.83% per annum and is due March 13, 2014.  Periodic payments of $736,000, $1.2 million, $1.5 million and $1.8 million are due by Tianma Island on March 13, 2011, March 13, 2012, March 13, 2013 and March 13, 2014, respectively.  The balance due of the loan at December 31, 2010 was $5.2 million.  The largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2010 was $5.9 million on March 12, 2010, the day before the periodic payment of $736,000 was made for 2010.  As Tianma Island remains current on this loan, Longkong has not been required to make any payments of principal or interest on Tianma Island’s behalf under this guarantee.

Pursuant to the Guarantee Contract, dated April 2010, between Lonkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $760,000, which is the largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2010.  The loan is due April 2011.  Longkong has not been required to make any payments of principal or interest on Fluorescent Lake’s behalf under this guarantee.

Pursuant to the Guarantee Contract, dated April 2010, between Lonkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $760,000, which is the largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2010.  The loan will be matured and expected to be paid off by Fluorescent Lake in April 2011.  Longkong has not been required to make any payments of principal or interest on Fluorescent Lake’s behalf under this guarantee.

The following table lists details of related-party guarantees pursuant to which a related party has executed a Guarantee Contract with Longkong and the creditor to guarantee loans of Longkong:

Creditor	Guarantor	Relationship	Date of commencement of Guarantee	Date of termination of Guarantee	Due Date of Loan	Loan Balance

Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	4/21/2010	4/20/2011	4/20/2011	$ 910,200
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Tourism Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 303,400
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Toursim Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 455,100
Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	5/24/2010	5/20/2011	5/20/2011	$ 1,517,000
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	9/21/2010	9/15/2011	9/15/2011	$ 1,061,900
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	10/22/2010	10/14/2011	10/14/2011	$ 758,500
Bank of China Yishui branch	1) Yishui Yinhe Tourisam Developing Co., Ltd; 2) Junan Tianma Island Tourism Developing Co., Ltd; 3) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 4) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Controlled by Zhang Shanjiu 4) Director	9/29/2010	9/28/2011	9/28/2011	$ 455,100
			10/21/2010	10/20/2011	10/20/2011	$ 2,275,500
			10/27/2010	10/26/2011	10/26/2011	$ 303,400
Linshang Bank Yishui Branch	1) Middle & Small Scale Enterprise Credit Guarantee Co., Ltd; 2) Counter guaranteed by Yishui Underground Fluoresence Lake Tourism Developing Co., Ltd.	1) Third Party 2) Controlled by Zhang Shanjiu	5/28/2010	5/28/2011	5/28/2011	$ 758,500
Construction Bank Yishui Branch
1) LinYi Middle & Small Scale Enterprise Credit Guarantee Co., Ltd;
2) Counter guaranteed by Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd's usufruct (charging rights worth $ 5,396, 851)
		1) Third Party 2) Company controlled by Zhang Shanjiu	8/2/2010	8/1/2011	8/1/2011	$ 606,800

As Longkong remains current on each loan listed above, the related party guarantors have not been required to make any payments of principal or interest on Longkong’s behalf under these guarantees.  Please refer to Note 7 to our Consolidated Financial Statements for the fiscal year ended December 31, 2010 for information regarding the interest rates on each of our outstanding loans and balances due at December 31, 2010, which are the largest aggregate amount of principal outstanding on each such loan during the fiscal year ended December 31, 2010.

Potential Conflicts of Interest

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls many businesses in addition to our company, some of which are in the travel industry, including the companies we have made loans to (Fluorescent Lake, Yinhe Travel and Tianma Island) and other companies that operate hotels and travel agencies.  Zhang Shanjiu’s employment agreement requires him to devote substantially all of his business time, attention and energy to performing his duties and responsibilities to us and also contains a non-compete provision prohibiting him from, among other things, owning, controlling or managing any business that competes directly or indirectly with us in any market in which we are operating or considering operating.  Both of these provisions, however, are subject either to waiver by the board of directors or are enforceable by the board of directors.  Because Zhang Shanjiu presently is our sole director and also presently owns or controls companies that compete with us, he may allocate his time to other businesses and activities, thereby causing possible conflicts of interest in his determination as to how much time to devote to the affairs of our company.  If other business affairs require Zhang Shanjiu to devote more substantial amounts of time to such affairs, it could limit his ability to devote substantial time to our affairs and could have a negative impact on our ongoing business.

Because certain of Zhang Shanjiu’s other businesses compete or may compete with our business, certain opportunities, including acquisition opportunities, that may ultimately complement our business may also complement the business operated by Zhang Shanjiu’s other business interests, which may lead to those opportunities being presented to those businesses instead of our company.  Moreover, in light of Zhang Shanjiu’s other business affiliations, he may have fiduciary obligations to present potential investment and business opportunities to those entities in addition to presenting them to our company, which could cause additional conflicts of interest.

We have made approximately $13.3 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans have a due date for repayment, or if no due date is provided the loan is payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.

There can be no assurances that any conflicts of interest will be resolved in our favor.  Any such conflicts that are not resolved in our favor may have a material adverse effect on our business, financial condition and results of operations.  In any event, it cannot be predicted with any degree of certainty as to whether or not Zhang Shanjiu will have a conflict of interest with respect to a particular transaction as such determination would be dependent upon the specific facts and circumstances surrounding such transaction at the time.

We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.  We intend to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by a U.S. national securities exchange.  Therefore, we intend that a majority of our directors eventually will be independent directors and at least one of our new independent directors will qualify as an “audit committee financial expert.”  At that time, we intend to have our Audit Committee or a majority of our independent directors approve all related party transactions, which, we believe, will minimize the number and potential impact of any future conflicts of interest.

Policy for Approval of Related Party Transactions

We do not currently have a formal policy for review and approval of related party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.  We expect our board to adopt such a policy in the near future.

Director Independence

Until the closing of the Share Exchange, Timothy Halter served as an executive officer of BTHC and therefore is not an independent director.  The board of directors has not made any determination as to whether Zhang Shanjiu is independent within the meaning of NASDAQ Marketplace Rule 5605(a)(2), and this rule is not presently applicable to us.  However, based on the definition of independence under this rule, we believe that Zhang Shanjiu would not be considered to be an independent director.  We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our board of directors include “independent” directors.

Item 14.                 Principal Accounting Fees and Services.

Pre-Closing of the Share Exchange Accounting Periods

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountant, S. W. Hatfield, CPA of Dallas, Texas, for accounting periods occurring on or before the Closing Date of the Share Exchange.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$7,375	$4,300
2. Audit-related fees	--	--
3. Tax fees	235	--
4. All other fees	--	--

Totals	$7,610	$4,300

S. W. Hatfield, CPA did not charge us any fees for financial information system design and implementation fees.

We have no formal audit committee.  However, the entire Board of Directors is our defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and our company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the SEC and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.  The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of our internal controls.

Our former principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Post-Closing of the Share Exchange Accounting Periods

We paid or accrued the following fees in each of the prior two fiscal years to our former principal accountant, Zhonglei Certified Public Accountants Ltd., which was dismissed on March 17, 2011, and our present principal accountant, MaloneBailey LLP, for accounting periods occurring on or after the Closing Date of the Share Exchange and for the audit of the December 31, 2009 financial statements included in the Form 8-K filed with the SEC on November 4, 2010, as amended on January 3, 2011, in connection with the closing of the Share Exchange.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$90,000	$50,000
2. Audit-related fees	--	--
3. Tax fees	--	--
4. All other fees	--	--

Totals	$90,000	$50,000

We have no formal audit committee.  However, the entire Board of Directors is our defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and our company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the SEC and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.  The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of our internal controls.

Neither Zhonglei Certified Public Accountants Ltd. nor MaloneBailey LLP engaged any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1)           All financial statements.

The following financial statements are filed on page F-1 onwards as part of this Annual Report, together with the report of the independent registered public accounting firms.

•	Consolidated Balance Sheets as of December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010 and 2009 (restated)

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 (restated)

•	Notes to the Consolidated Financial Statements

(a)(3)           Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit No.	Description
2.1
First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004.(1)

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004.(1)

2.3
Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(2)

3.1	Agreement and Plan of Merger by and between BTHC XV, Inc. and BTHC XV, LLC, dated August 16, 2006.(1)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006.(1)

3.4	Certificate of Incorporation of BTHC XV, Inc.(1)

3.5	Bylaws of BTHC XV, Inc.(1)

10.1	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.*+

10.2	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and ICBC, Yi Shui Branch dated January 20, 2010.*+

10.3	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 26, 2009.(3)+

10.4	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 24, 2009.(3)+

10.5	Credit Line Limit Agreement between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(3)+

10.6	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.*+

10.7	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.*+

10.8	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.*+

10.9	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.*+

10.10	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.*+

10.11	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2010.*+

10.12	Loan Contract of Working Capital between Shandong Longkong Travel Development Co., Ltd. and Lin Shang Bank Co Ltd. Yishui Branch dated May 28, 2010.(3)+

10.13	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd, Yishui Branch dated May 11, 2010.*+

10.14	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd Yi Shui Branch dated July 5, 2009.(3)+

10.15	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 12, 2009.(3)+

10.16	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2009.(3)+

10.17	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(3)+

10.18	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Yu Xinbo dated December 30, 2007.(3)+†

10.19	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Kong Xianghai dated August 28, 2008.(3)+†

10.20	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Zhang Shanjiu dated December 30, 2007.(3)+†

10.21	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Chen Rongguang dated December 30, 2007.(3)+†

10.22	Employment Agreement between BTHC XV, Inc. and Yu Xinbo dated October 18, 2010.(3)†

10.23	Employment Agreement between BTHC XV, Inc. and Kong Xianghai dated October 18, 2010.(3)†

10.24	Employment Agreement between BTHC XV, Inc. and Zhang Shanjiu dated October 18, 2010.(3)†

10.25	Employment Agreement between BTHC XV, Inc. and Chen Rongguang dated October 18, 2010.(3)†

10.26	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.27	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Haizi Village Council dated November 26, 2004.(3)+

10.28	Lease Contract of Mountain Waste between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.29	Developing and Managing Contract of Yishuia Yao Dianzi Cave between Shandong Di Xia Da Xia Gu Nu You Kai Fa Co., Ltd. and PRC Government of Yaodianzi Town, Yishui County dated April 2, 2004.(3)+

10.30	Licensing Trade Mark Contract between Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd and Shandong Longkong Travel Development Co., Ltd. dated September 28, 2010.(3)+

10.31	Commitment of Contingent After-Payment or Call-Payment of Housing Fund of Zhang Shanjiu dated September 28, 2010.(3)+

10.32	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd., Shandong Yinlian Guarantee Co., Ltd, Li Hongwei and Yishui Rural Credit Cooperative dated April 30, 2010.(3)+

10.33	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.34	Pledge Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.35	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd (undated).(3)+

10.36	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated April 24, 2010.(3)+

10.37	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated December 31, 2009.(3)+

10.38	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 5, 2010.(3)+

10.39	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 9, 2010.(3)+

10.40	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 11, 2010.(3)+

10.41	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.42	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.43	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 7, 2010.(3)+

10.44	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 14, 2010.(3)+

10.45	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 22, 2010.(3)+

10.46	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 29, 2010.(3)+

10.47	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 5, 2010.(3)+

10.48	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 7, 2010.(3)+

10.49	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 9, 2010.(3)+

10.50	Exclusive Service Agreement between Long Fortune Valley Tourism International Limited and Greentree Financial Group, Inc. dated September 1, 2010.(3)

10.51
Schedules to the Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(4)

10.52
Grand Canyon & Fluorescent Lake Full-Pass Distribution Agreement, dated as of February 10, 2010, between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd.*

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.*
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	April 15, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Shanjiu Zhang Shanjiu	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2011

/s/ Yu Xinbo Yu Xinbo	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 15, 2011

Exhibit Index

Exhibit No.	Description
2.1
First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004.(1)

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004.(1)

2.3
Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(2)

3.1	Agreement and Plan of Merger by and between BTHC XV, Inc. and BTHC XV, LLC, dated August 16, 2006.(1)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006.(1)

3.4	Certificate of Incorporation of BTHC XV, Inc.(1)

3.5	Bylaws of BTHC XV, Inc.(1)

10.1	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.*+

10.2	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and ICBC, Yi Shui Branch dated January 20, 2010.*+

10.3	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 26, 2009.(3)+

10.4	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 24, 2009.(3)+

10.5	Credit Line Limit Agreement between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(3)+

10.6	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.*+

10.7	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.*+

10.8	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.*+

10.9	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.*+

10.10	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.*+

10.11	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2010.*+

10.12	Loan Contract of Working Capital between Shandong Longkong Travel Development Co., Ltd. and Lin Shang Bank Co Ltd. Yishui Branch dated May 28, 2010.(3)+

10.13	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd, Yishui Branch dated May 11, 2010.*+

10.14	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd Yi Shui Branch dated July 5, 2009.(3)+

10.15	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 12, 2009.(3)+

10.16	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2009.(3)+

10.17	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(3)+

10.18	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Yu Xinbo dated December 30, 2007.(3)+†

10.19	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Kong Xianghai dated August 28, 2008.(3)+†

10.20	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Zhang Shanjiu dated December 30, 2007.(3)+†

10.21	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Chen Rongguang dated December 30, 2007.(3)+†

10.22	Employment Agreement between BTHC XV, Inc. and Yu Xinbo dated October 18, 2010.(3)†

10.23	Employment Agreement between BTHC XV, Inc. and Kong Xianghai dated October 18, 2010.(3)†

10.24	Employment Agreement between BTHC XV, Inc. and Zhang Shanjiu dated October 18, 2010.(3)†

10.25	Employment Agreement between BTHC XV, Inc. and Chen Rongguang dated October 18, 2010.(3)†

10.26	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.27	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Haizi Village Council dated November 26, 2004.(3)+

10.28	Lease Contract of Mountain Waste between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.29	Developing and Managing Contract of Yishuia Yao Dianzi Cave between Shandong Di Xia Da Xia Gu Nu You Kai Fa Co., Ltd. and PRC Government of Yaodianzi Town, Yishui County dated April 2, 2004.(3)+

10.30	Licensing Trade Mark Contract between Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd and Shandong Longkong Travel Development Co., Ltd. dated September 28, 2010.(3)+

10.31	Commitment of Contingent After-Payment or Call-Payment of Housing Fund of Zhang Shanjiu dated September 28, 2010.(3)+

10.32	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd., Shandong Yinlian Guarantee Co., Ltd, Li Hongwei and Yishui Rural Credit Cooperative dated April 30, 2010.(3)+

10.33	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.34	Pledge Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.35	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd (undated).(3)+

10.36	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated April 24, 2010.(3)+

10.37	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated December 31, 2009.(3)+

10.38	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 5, 2010.(3)+

10.39	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 9, 2010.(3)+

10.40	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 11, 2010.(3)+

10.41	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.42	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.43	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 7, 2010.(3)+

10.44	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 14, 2010.(3)+

10.45	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 22, 2010.(3)+

10.46	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 29, 2010.(3)+

10.47	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 5, 2010.(3)+

10.48	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 7, 2010.(3)+

10.49	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 9, 2010.(3)+

10.50	Exclusive Service Agreement between Long Fortune Valley Tourism International Limited and Greentree Financial Group, Inc. dated September 1, 2010.(3)

10.51
Schedules to the Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(4)

10.52
Grand Canyon & Fluorescent Lake Full-Pass Distribution Agreement, dated as of February 10, 2010, between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd.*

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.*
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BTHC XV, Inc. and Subsidiaries
Yishui, China

We have audited the accompanying consolidated balance sheet of BTHC XV, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas
April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BTHC XV, Inc.
Yishui, China

We have audited the condensed Parent Only balance sheet of BTHC XV, Inc. (the "Parent") as of December 31, 2010 and the related condensed Parent Only statement of operations and cash flows for the year then ended included in Footnote 14 to the Consolidated Financial Statements of BTHC XV Inc. and its subsidiaries. These Parent Only condensed financial statements are the responsibility of the Parent’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Parent is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Parent’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of BTHC XV Inc. at December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas
April 15, 2011

  Registered with the Public Company
       Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of
BTHC XV, Inc.
Yishui, China

We have audited the accompanying consolidated balance sheet of BTHC XV, Inc. and its subsidiaries (collectively the “Group”) as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BTHC XV, Inc. and its subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The local competent tax authorities of PRC collect enterprise tax from Longkong through verification collection.  Longkong has obtained receipts from the local competent tax authorities indicating that it has paid all taxes in full for the years ended December 31, 2009 and 2008. On April 5, 2011,Longkong, was required that the enterprise tax should be  governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25%, so  the Company has restated  its financial statements for the year ended December 31, 2009. See Note 2 and 13.

/s/ Zhonglei Certified Public Accountants Ltd.

Zhonglei Certified Public Accountants Ltd.

Beijing, PRC
March 30, 2010 (except for Notes 2 and 13 which are dated April 15, 2011)

BTHC XV, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
Current Assets:		(Restated)
Cash and cash equivalents	$208,955	$1,076,000
Accounts receivable, net of allowance of doubtful accounts of $- and $-	36,968	-
Other receivable and advance payments	1,089,533	115,000
Notes receivable from related parties	13,294,033	4,778,000
Deferred tax assets	380,465	105,000
Other current assets	25,354	24,000
Total current assets	15,035,308	6,098,000
Property, plant and equipment, net	13,603,339	9,996,000
Intangible assets, net	259,218	-
Long term investment	306,156	293,000
Other assets	140,959	140,000
Total Assets	$29,344,980	$16,527,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399,472	$890,000
Accrued liabilities	277,108	290,001
Taxes payable	1,840,347	1,147,000
Short term debt	10,315,600	2,490,000
Due to related parties	28,463	-
Total current liabilities	12,860,990	4,817,001
Long term deferred tax liabilities	32,967	-
Total Liabilities	$12,893,957	$4,817,001

Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 and 17,185,177 shares issued and outstanding, respectively	18,090	17,185
Additional paid-in capital	1,172,358	950,814
Statutory reserves	913,370	593,000
Retained earnings	13,359,284	9,679,000
Accumulated other comprehensive income	987,921	470,000
Total shareholders’ equity	16,451,023	11,709,999
Total Liabilities and Shareholders' Equity	$29,344,980	$16,527,000

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

	Year ended December 31,
	2010	2009
		(Restated)
Revenue	$9,144,581	$9,543,000
Operating Expenses
Selling expense	2,400,806	2,045,000
General and administrative	1,383,428	875,000
Total operating expenses	3,784,234	2,920,000
Income from Operations	5,360,347	6,623,000
Other Income (Expenses), net	(162,234)	88,000
Income before Income Taxes	5,198,113	6,711,000
Income taxes	(1,197,459)	(1,677,000)
Net Income	$4,000,654	$5,034,000

Other Comprehensive Income Foreign currency translation adjustment	517,921	20,000
Comprehensive Income	$4,518,575	$5,054,000
Earnings per Share, Basic and Diluted	$0.23	$0.29
Weighted Average Shares Outstanding, Basic and Diluted	17,371,030	17,185,177

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance at December 31, 2008 (Restated)	-	$-	17,185,177	$17,185	$949,814	$450,000	$593,000	$4,645,000	$6,654,999
Contributions from shareholders					1,000				1,000
Foreign currency translation adjustment						20,000			20,000
Net income								5,034,000	5,034,000

Balance at December 31, 2009 (Restated)	-	-	17,185,177	17,185	950,814	470,000	593,000	9,679,000	11,709,999
Shares issued at share exchange and direct costs			904,483	905	(429,171)				(428,266)
Contributions from shareholders					650,715				650,715
Foreign currency translation adjustment						517,921			517,921
Allocation of statutory reserve							320,370	(320,370)	-
Net income								4,000,654	4,000,654

Balance at December 31, 2010	-	$-	18,089,660	$18,090	$1,172,358	$987,921	$913,370	$13,359,284	$16,451,023

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net income	$4,000,654	$5,034,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	689,628	760,000
Amortization expense	5,033	2,000
Amortization of prepaid rent	3,199	-
Investment income	(2,687)	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(36,051)	-
(Increase)/decrease in other receivable and advance payments	(946,805)	86,000
(Increase)/decrease in deferred tax assets	(265,444)	-
Increase/(decrease) in accounts payable	(611,184)	517,000
Increase/(decrease) in accrued liabilities	(583)	208,000
Increase/(decrease) in taxes payable	636,451	1,147,000
Increase/(decrease) in due to related parties	27,757	-
Increase/(decrease) in long term deferred tax liabilities	32,150	(105,000)
Net cash provided by operating activities	3,532,118	7,649,000

Cash flows from investing activities:
Cash paid for notes receivable from related parties	(8,137,970)	(4,778,000)
Cash paid for long term investment	(257,826)	(293,000)
Cash paid for purchase of property, plant and equipment	(3,778,044)	(2,754,000)
Net cash used in investing activities	(12,173,840)	(7,825,000)

Cash flows from financing activities:
Proceeds from short term debt	12,279,020	2,490,000
Principal payments on short term debt	(4,734,080)	-
Cash proceeds from shareholders capital contribution	650,715	-
Cash paid to restructure capital structure	(428,266)	-
Cash paid for reduction of capital	-	(1,273,000)
Net cash provided by financing activities	7,767,389	1,217,000

Effect of foreign exchange rate changes	7,288	(22,000)

Net increase (decrease) in cash and cash equivalents	(867,045)	1,019,000
Cash and cash equivalents at beginning of year	1,076,000	57,000
Cash and cash equivalents at end of year	$208,955	$1,076,000

Supplemental information:
Income taxes paid	$839,692	$580,000
Interest paid	$338,513	$26,000

Non-cash investing and financing activities:
Construction in progress purchased on credit	$80,866	$-
Allocation of statutory reserve	$320,370	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Organization

BTHC XV, Inc. (the “Company”) was formed on March 31, 2006 and incorporated on August 16, 2006 in the State of Delaware. The Company is the U. S. Bankruptcy Court mandated reincorporation of and successor to BTHC XV, LLC, a Texas Limited Liability Company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC XV, Inc. and BTHC XV, LLC was August 16, 2006. On October 18, 2010, the Company (i) closed a share exchange transaction pursuant to which BTHC XV became the 100% parent of Long Fortune Valley Tourism International (Cayman) Limited (“LFVT Cayman”), (ii) assumed the operations of LFVT Cayman and its subsidiaries, including Rich Valley Capital Holding Limited (Rich Valley”), Long Fortune Valley Tourism International (Hong Kong) Limited (“LFHK”), and Shandong Longkong Travel Management Co., Ltd. (“Longkong”).

LFVT Cayman was incorporated on December 9, 2009 as an exempted company limited by shares in the Cayman Islands.  The Company is 45.7% owned by Grand Fountain Capital Holding Limited (a Cayman Islands company 99.8% owned by Chen, Rongxia, Zhang, Shanjiu’s spouse), 28.9% owned by Zhang, Qian, Zhang, Shanjiu’s daughter, 22% owned by Zhang, Shanjiu, 2.9% owned by Li, Shikun and 0.5% owned by Yu, Xinbo, LFVT Cayman has 50,000 common shares authorized with $1.00 par value each and 1,750 shares issued and outstanding. Since inception, the Company has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley, a British Virgin Islands company that was established by LFVT Cayman on December 9, 2009 as a wholly-owned subsidiary.

Rich Valley has 50,000 common shares authorized with no par value and one share issued and outstanding. The share was issued for $1.00. Since inception, Rich Valley has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of LFHK, a Hong Kong company that was established by Rich Valley on December 22, 2009 as a wholly-owned subsidiary.

LFHK has 10,000 common shares authorized with HK$1.00 par value each and 10,000 shares issued and outstanding. Since inception, LFHK has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Longkong, a limited liability company organized in the PRC on March 15, 2004.  Longkong operates its business in Linyi City, Yishui County, Shandong Province, PRC.

Longkong was organized with an initial registered capital of approximately $2.4 million, which was 79.2% owned by Zhang Shanjiu and 20.8% owned by Zhang Qian, Zhang Shanjiu’s daughter.  Since then the Company experienced several equity transactions and by the end of 2008, the Company was 100% held by Long Fortune Valley Limited, a company organized under the laws of Gibraltar (“Fortune Valley”) with registered capital of approximately $967,000. Fortune Valley was a company that was established on behalf of Zhang, Shanjiu by a third party trustee in Gibraltar.  The shares of Fortune Valley were held in trust for the benefit of Zhang, Shanjiu, who beneficially owned the shares of Fortune Valley and had the ability to exercise control over Fortune Valley.  On December 29, 2009, Fortune Valley sold 100% of the equity interests in Longkong to LFHK for $1. In December 2010, Longkong’s registered capital increased to approximately $4.2 million.

Pursuant to the acquisitions described above, the Company acquired all the equity interests of the subsidiaries under common control as all of the entities are ultimately controlled by the same parties (Zhang, Shanjiu and his immediate family).  Accordingly, the financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the acquisitions had occurred as of the beginning of the earliest period presented in the accompany financial statements.

Nature of operations

The business scope of Longkong is tourism development.  The key business project is a cave named the “Underground Grand Canyon” that is located in Linyi City, Yishui County, Shandong Province, PRC.  The Underground Grand Canyon tourist destination, at 6,100 meters (approximately 3.75 miles), is the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  To date, approximately 3,100 meters (approximately 2 miles) have been developed into five entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; (iv) the “Strop Ropeway” attraction; and (v) the “Treasure Hunting Cave”. Revenue is generated from admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees and parking fees.  An admission ticket is for general access to the “Underground Grand Canyon” tourist destination.  Visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Reclassification

Certain amounts in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation of the current year for the comparative purposes.

Risk and uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates and the volatility of public markets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent on the industry economies prevailing in their respective areas; however, concentration of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risks.

Fair value of financial instruments

The Company adopted Financial Accounting Standards Board (FASB) ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The allowance on uncollectible accounts receivable reflects management’s best estimate of probable losses determined principally on the basis of historical experience. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for uncollectible accounts receivable. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which is classified as a change in estimate is made.

Property, plant and equipment

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, taking into account the estimated residual value.  The estimated useful lives are as follows:

Building	20 years
Machinery and equipment	10 years
Motor vehicle	5 years
Office equipment	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterments and capital expenditures for infrastructure and facilities improvement are generally capitalized in their respective property accounts.  When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected in current operations.

Construction in progress

Construction in progress represents property and equipment under construction.  No depreciation is recorded in respect of construction in progress.  Construction in progress is transferred to property and equipment, and depreciation of the asset commences, when the asset has been substantially completed and is ready for its intended use.

Capitalized interest

The interest costs associated with construction projects are capitalized and included as part of the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the Company’s weighted-average cost of borrowing. Capitalization of interest ceases when the project is substantially complete.

Impairment of long-lived assets

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There were no impairments of its long-lived assets as of December 31, 2010 and 2009.

Intangible assets

The Company’s intangible assets consist of land use rights at December 31, 2010. According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over 42 years, the lease term of the rights.

Revenue Recognition

Revenue of the Company is generated from admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees and parking fees.  Revenue is recognized when the service has occurred and payment has been received from visitors.  An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction. No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility or in advance. Revenue is recognized when the tickets are being used.  Occasionally, visitors are granted admissions to the Underground Grand Canyon on credit.  At such times, the Group recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes. Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues. Such taxes were $368,065 and $379,082 for the years ended December 31, 2010 and 2009, respectively.

Commencing on January 1, 2010, the Company started to offer rebates to the travel agencies who have entered the cooperation agreement with the Company. The rebates are based on the number of visitors the travel agent brings to the Underground Grand Canyon during a calendar year.  The Company recognizes the rebate obligation as a reduction of revenue based on the estimated number of travel agencies that ultimately will claim rebates. The rebates for the year end December 31, 2010 were $233,681.

Starting January 1, 2010, the Company and a related party company, the Fluorescent Lake, marketed an all-inclusive pass for both attractions. The proceeds are being shared by the two Companies and the transaction is deemed to be a related party transaction. For the year ended December 31, 2010, the arrangement resulted in ticket sales of approximately $28,000 being allocated to the Fluorescent Lake.

Operating leases

Leases in which substantially all the rewards and risks of ownership of the asset remain with the lessor are accounted for as operating leases.  Payments made under operating leases are charged to the statements of operations on a straight-line basis over the shorter of the lease term or estimated useful life.

Advertising costs

The Company expenses advertising costs as incurred.  Total advertising expenses were $1,225,288 and $826,321 for the years ended December 31, 2010 and 2009, respectively, and have been included as part of operating expenses.

Income taxes

The Company accounts for income and deferred tax under the provision of ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. ASC 740 also requires the recognition of the future tax benefits of net operating loss carry forwards. A valuation allowance is established when the deferred tax assets are not expected to be realized within a reasonable period of time.

Other income / (expenses)

Other income for the year ended December 31, 2010 mainly consisted of governmental subsidies awarded by the local government for the amount of $73,970 for successfully completed the public listing in US during 2010 and $94,724 income tax compensation related to the taxes paid by the Company as a result of the acquisition of Longkong by LFHK.

Other expenses mainly consisted of interest expenses and bank service charges.

Comprehensive income

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company subsidiaries are local currencies, primarily the PRC currency Yuan (Renminbi) and Hong Kong dollar. Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Exchange gains or losses on transaction are included in earnings.

Earnings per share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 21, 2010 and 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Restatement

The local competent tax authorities of PRC collect enterprise tax from Longkong through verification collection.  Longkong has obtained receipts from the local competent tax authorities indicating that it has paid all taxes in full for the years ended December 31, 2009 and 2008. On April 5, 2011,Longkong, was required that the enterprise tax should be  governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25%, so  the Company has restated  its financial statements for the year ended December 31, 2009. The Company has restated the accompanying Consolidated Statements of Balance Sheet, Operations and Cash Flows for the year ended December 31, 2009, and the notes to the consolidated financial statements. A summary of the items affected by the corrections is at Note 13.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 3- OTHER RECEIVABLE AND ADVANCE PAYMENTS

Other receivable and advance payments at December 31, 2010 included government subsidy receivables, note receivables from third party individuals, reserved cash deposit made to third party guarantee companies, advances to employees, and advances for operating expenses.

Other receivable and advance payments at December 31, 2009 mainly consisted of advances to employees.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:
	December 31,
	2010	2009

Building	11,191,052	$10,231,000
Machinery and equipment	727,288	580,000
Office equipment	188,701	132,000
Automobiles	852,338	766,000

Total at Cost	12,959,379	11,709,000

Less: accumulated depreciation	(3,138,170)	(2,346,000)
Construction in progress	3,782,130	633,000

Property, plant and equipment, net	13,603,339	$9,996,000

Depreciation expense for the years ended December 31, 2010 and 2009 was $ 689,628 and $760,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2010	2009

Cost of land use rights	$264,379	$

Less: accumulated amortization	(5,161)		-

Land use rights, net	$259,218		$-

Amortization expense for the year ended December 31, 2010 was $5,161.  The estimated amortization expense for each of the five succeeding fiscal years from 2010 is approximately $6,000 each year and $229,000 thereafter. The Company’s land use rights are pledged as collateral to secure bank loans (Note 7).

NOTE 6 – LONG TERM INVESTMENT

Long term investment is in equity investment of less than 1% in Yishui Rural Credit Cooperative, a financial institution located in Yishui County, Shandong Province. The investment is accounted for under the cost method. The Company’s long term investment is pledged as collateral to secure a bank loan (Note 7). Balance of long term investment was $306,156 and $293,000 at December 31, 2010 and 2009, respectively.

NOTE 7 – SHORT TERM DEBT

As of December 31, 2010 and 2009, the Company’s short term debts consist of the following:

	Term	Maturity Date	Interest Rate	December 31,
	(Months)			2010		2009
Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$910,200	(a)	$-

Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	303,400	(b)	-

Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	455,100	(c)	-

Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	1,517,000	(a)	-

Industrial and Commercial Bank of China	9	04/28/2010	7.965%	-		293,000	(d)

Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,061,900	(e)	-

Industrial and Commercial Bank of China	12	10/14/2011	6.672%	758,500	(e)	-

Bank of China	11	10/26/2010	5.38%	-		2,197,000	(f)

Bank of China	12	09/28/2011	5.841%	455,100	(f)	-

Bank of China	12	10/20/2011	6.116%	2,275,500	(f)	-

Bank of China	12	10/26/2011	6.116%	303,400	(f)	-

LinShang Bank	12	05/28/2011	7.965%	758,500	(g)	-

Construction Bank of China	12	07/25/2011	5.84%	910,200	(d)	-

Construction Bank of China	12	08/01/2011	5.84%	606,800	(g)	-
				$10,315,600		$2,490,000

(a)	Guaranteed by Zhang, Sanjun; pledged by Longkong's usufruct.
(b)
Guaranteed by 1. Two related party companies: Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”) and Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”); (Note 9) 2. Zhang, Sanjun, Zhang, Hanwang, Xu, Shuming; 3. Longkong's equity investment in the bank. (Note 6)

(c)	Guaranteed by 1. Two related party companies: Fluorescent Lake and Tianma Island; (Note 9) 2. Zhang, Sanjun, Zhang, Hanwang, Xu, Shuming.
(d)	Collateralized by Longkong’s land use rights. (Note 5)
(e)	Guaranteed by Zhang, Sanjun and a third party guarantee company.
(f)	Guaranteed by 1. Three related party companies: Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”) using its land use rights, Tianma Island, and Fluorescent Lake; (Note 9) 2. Zhang, Sanjun.
(g)	Guaranteed by a third party guarantee company and counter guaranteed by the Fluorescent Lake, a related party company.

The company has a one-year line of credit agreement with Bank of China expiring in September 2011. Total available line is $ 3,034,000 and all available line has been used as of December 31, 2010.

For the years ended December 31, 2010 and 2009, interest expenses totaled $467,265 and $26,000, respectively. Interest expense in the amount of $128,598 and $Nil was capitalized as part of the cost of the construction in progress for the years ended December 31, 2010 and 2009, respectively.

NOTE 8- INCOME TAX

Cayman Islands and British Virgin Islands
Under the current laws of the Cayman Islands and the British Virgin Islands, the subsidiaries of the Company that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes.

Hong Kong
LFHK was incorporated in Hong Kong, China. Under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  LFHK did not have any operations during the years ended December 31, 2010 and 2009 and therefore was not subject to Hong Kong Profits Tax.

PRC
The Company’s PRC subsidiary, Longkong, is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25%. Beginning January 1, 2008, the new Enterprise Income Tax Law (“the New EIT Law”) replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for certain entities that still benefit from the tax holidays which were grandfathered by the New EIT Law or that are entitled to tax incentives under the New EIT Law.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence Longkong’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about Longkong’s tax filings which may lead to additional tax liabilities.

The components of the provision for income taxes are:
	December 31,
	2010	2009

Current taxes expense /(benefit)- PRC	$1,430,754	$1,769,000
Deferred taxes expense/ (benefit)- PRC	(233,295)	(92,000)
	$1,197,459	$1,677,000

The principal components of the deferred income tax assets and liabilities are as follows:
	December 31,
	2010	2009
Deferred tax assets
Write off other receivable	$317,753	$105,000
Other payable provision	62,712	-
Total deferred tax assets	380,465	105,000

Deferred tax liabilities
Capitalized interest	32,967	-
Net deferred tax assets before valuation allowance	347,498	105,000
Valuation allowance	-	-
Net deferred tax assets	$347,498	$105,000

A reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2010	2009
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Tax effect of permanent differences	(2)%	-%
Provision for income tax	23%	25%

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

9.  RELATED PARTY TRANSACTIONS

Relationship with the
Related Parties	Company
Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family
Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family
Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family

(1)           Outstanding balances with related parties as of December 31, 2010 and 2009 are as follows:
	Due from related parties (a)		Due to related parties (b)
	December 31,		December 31,
	2010	2009	2010	2009
Yinhe Travel	$7,613,355	-	$-	-
Fluorescent Lake	5,680,678	4,778,000	28,463	-
	$13,294,033	4,778,000	$28,463	-

Notes:

a. Amounts due from related parties are unsecured related party loans, which are due upon request and interest free.

b. Amounts due to related parties were revenues being allocated to Fluorescent Lake as a result of selling the all-inclusive passes for both the Company and Fluorescent Lake during 2010. The all-inclusive ticket enables a tourist to visit both the Underground Grand Canyon and the Underground Fluorescent Lake for a price around $17 (RMB 118). For each all-inclusive ticket sold by Fluorescent Lake, about $6 (RMB 42) of the proceeds will be allocated to the Company, on the other hand, for each all-inclusive ticket sold by the Company, about $1.5 (RMB 10) of the proceeds will be allocated to Fluorescent Lake.

(2)           Guarantees

The Company and its three related party companies provide loan guarantees to each other. As of December 31, 2010 and 2009, loans guaranteed by related parties were $5,157,800 and $2,197,000, respectively. (Note 7)

Details of related-party guarantees at December 31, 2010 pursuant to which the Company has executed a Guarantee Contract with the related parties and the creditor to guarantee loans of the related parties are as follows:

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a six-year loan by Agricultural Bank to Tianma Island for the amount of approximately $6 million. The loan is expected to mature in March 2014. Tianma Island has been making timely principal payments and the balance due of the loan at December 31, 2010 was $5.2 million, the maximum potential amount of future payments that Longkong could be required to make under the guarantee.  The guarantee provided under the Guarantee Contract expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Tianma Island fails to make a payment when due.  In such circumstance, Longkong will have recourse against Tianma Island for the full amount of the payment made on its behalf.  This obligation, however, is secured by the usufruct of Tianma Island. Longkong’s guarantee to Agricultural Bank is secured by its usufruct. Longkong periodically requests information from Tianma Island regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of December 31, 2010, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

Pursuant to the Guarantee Contract, dated April 2010, between Longkong and Jishui Rural Credit Cooperatives, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $760,000. The loan will be matured and expected to be paid off by Fluorescent Lake in April 2011. As of December 31, 2010, Longkong believes the risk of paying or performing the guarantee on Fluorescent Lake’s behalf is remote.

10.  SHAREHOLDERS’ EQUITY

Contributions

During the years ended December 31, 2010 and 2009, the shareholders of the Company contributed $650,715 and $1,000, respectively, to the Company.

Share Exchange

Upon the closing of the Share Exchange an aggregate of 17,185,177 shares of BTHC XV. Inc.’s restricted, unregistered common stock were issued to the LFVT Cayman Shareholders. Immediately prior to the closing of the Share Exchange, BTHC XV, Inc. has 904,483 shares issued and outstanding. The transaction was accounted for as a reverse merger and recapitalization whereby LFVT Cayman is the accounting acquirer and BTHC XV, Inc. is the acquired party.

Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, Longkong is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiary of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiary of the Company as decided by the board of directors. The Company allocated $320,370 and $Nil statutory reserve fund for the years ended December 31, 2010 and 2009, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On or around January 7, 2011, the Company was served with a Summons and Compliant filed by Greentree Financial Group, Inc. (“Greentree”)  in the Court of the 17th Judicial Circuit in and for Broward County, Florida (the “Court”) against the Company, LFVT Cayman, and Halter Financial Investments, L.P. (“Halter”). Subsequently on or about March 4, 2011, Greentree filed an Amended Compliant in the action, asserting a claim for breach of contract against LFVT Cayman and the Company and a claim of tortuous interference against Halter.  On March 25, 2011, the Company and LFVT Cayman moved to dismiss the Amended Complaint on the bases that: (a) the court has no personal jurisdiction over the Company; (b) under the doctrine of forum non conveniens, China is a more appropriate forum for this dispute to be heard; and (c) the Complaint fails to state a claim for breach of contract against either the Company or LFVT Cayman. Greentree demanded the Company to pay any and all incidental and compensatory damages; 5% of the issued and outstanding shares of common stock of the Company; 200,000 three-year warrants at $2.00 per share; and attorney fees and court costs. Although the Company has moved to dismiss the complaint, there can be no assurance that the motion will be successful. The Company deemed given the current circumstances, potential loss contingency is reasonably possible, but cannot make an estimate of such possible loss or range of loss.

Operating Leases

The Company conducts significant operations from leased lands.  The term of  the leases is ranging from 23 years to 60 years.  Future minimum lease payments at December 31, 2010, by year and in the aggregate, under all non-cancelable operating leases are as follows:
Year ending Dec 31,
2011	$20,710
2012	20,710
2013	20,710
2014	20,710
2015	20,710
Thereafter	573,168
$676,718

Rental expense was $0.02 million for the years ended December 31, 2010 and 2009, respectively.

12.  SUBSEQUENT EVENTS

In January 2011, the Company obtained a one-year loan from Yishui Rural Credit Cooperative in the amount of approximately $0.9 million.  The loan bears an interest rate at 10.458012% per annum and matures in January 2012.

In January and March 2011, respectively, the Company agreed to guarantee two loans borrowed by Shandong Green Foodstuff Co., Ltd. (the “Green Foodstuff”) from Industrial and Commercial Bank of China Yishui Branch totaling $1.5 million. The loans are due in January and March 2012, respectively. Balance of the loan which is $1.5 million is the maximum potential amount of future payments that the Company could be required to make under the guarantee. The Company’s management considered the risk of default by Green Foodstuff is remote and therefore no liability for the guarantor’s obligation under the guarantee was recognized.

In March 2011, the Company obtained a two-month loan from a third party financing company in the amount of $318,570. The loan bears an interest rate at 12.5% per annum and matures in May 2011. The loan is not secured.

In March 2011, the Company obtained a two-month loan from a loan guarantee company in the amount of $758,500. The loan bears an interest rate at 10.16% per annum and matures in May 2011. The loan is guaranteed by Zhang Shanjiu, his family members and Yinhe Travel.

13.  RESTATEMENTS

The following tables are summaries of the restatements in 2009 financial statements.

BTHC XV, Inc.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009
(In $ '000 )

	As Previously Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,076	-	$1,076
Other receivables and advance payments	508	(393)	115
Due from related parties	4,778	-	4,778
Deferred tax assets	-	105	105
Short term prepaid rents	24	-	24
Total current assets	6,386	(288)	6,098
Property, plant and equipment, net	9,925	71	9,996
Intangible assets, net	71	(71)	-
Long term prepaid rent	179	(39)	140
Long term investment	-	293	293
Total Assets	$16,561	(34)	$16,527

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$737	153	$890
Accrued liabilities	76	214	290
Taxes payable	-	1,147	1,147
Short term loans	2,490	-	2,490
Total current liabilities	$3,303	1,514	$4,817

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares authorized, 17,185,177 shares issued and outstanding	$17	-	$17
Additional paid-in capital	951	-	951
Statutory reserves	593	-	593
Retained earnings	11,225	(1,546)	9,679
Accumulated other comprehensive income	472	(2)	470
Total stockholders' equity	13,258	(1,548)	11,710
Total Liabilities and Stockholders' Equity	$16,561	(34)	$16,527

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
(In $ '000 )
	As Previously Reported	Adjustments	As Restated

Revenue	$9,922	(379)	$9,543

Cost of Revenue	-	-	-

Gross Profit	9,922	(379)	9,543

Operating Expenses
Selling expenses	2,018	27	2,045
General and administrative	909	(34)	875
Total Operating Expenses	2,927	(7)	2,920

Income from Operations	6,995	(372)	6,623

Other Income (Expenses):
Other income (expense), net	126	(38)	88
Total Other Income (Expenses)	126	(38)	88

Income before Income Taxes	7,121	(410)	6,711
Income taxes	(580)	(1,097)	(1,677)
Net Income	$6,541	(1,507)	$5,034

Other Comprehensive Income
Foreign currency translation adjustment	22	(2)	20
Comprehensive Income	$6,563	(1,509)	$5,054

Earnings per Share, Basic and Diluted	$0.38	(0.09)	$0.29

Weighted Average Shares Outstanding, Basic and Diluted	17,185,177	17,185,177	17,185,177

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009
(In $ '000 )

	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Income	$6,541	(1,507)	$5,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	760		760
Amortization expense	2		2
Changes in operating assets and liabilities:
Other receivables and advance payments	(346)	432	86
Deferred tax assets	-	(105)	(105)
Accounts payable	364	153	517
Accrued liabilities	(6)	214	208
Taxes payable	-	1,147	1,147
Net cash provided by operating activities	7,315	334	7,649

Cash Flows From Investing Activities
Cash paid for notes receivable of related parties	(4,778)	-	(4,778)
Cash paid for purchase of fixed assets	(2,754)	-	(2,754)
Cash paid for long term investment	-	(293)	(293)
Net cash used in investing activities	(7,532)	(293)	(7,825)

Cash Flows From Financing Activities
Proceeds on short term debt	2,490	-	2,490
Cash paid for reduction of capital	(1,273)	-	(1,273)
Net cash provided by financing activities	1,217	-	1,217

Effect of exchange rate changes on cash	19	(41)	(22)
Net increase in cash and cash equivalents	1,019	-	1,019
Cash and cash equivalents, beginning of year	57		57
Cash and cash equivalents, end of year	$1,076	-	$1,076

Supplemental disclosure information:
Income taxes paid	$580		$580
Interest paid	$26		$26

The accompanying notes are an integral part of these consolidated financial statements.

14.  CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BTHC XV, Inc. exceed 25% of the consolidated net assets of BTHC XV Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of the Company’s revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (“RMB”). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

BTHC XV, Inc.
  Condensed Parent Company Balance Sheet
 (US Dollars in Thousands)
December 31,
2010
ASSETS

Investment in subsidiaries, at equity in net assets	$16,451
Total Assets	$16,451

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES	$-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding at December 31, 2010	18
Additional paid-in capital	1,173
Statutory reserves	913
Retained earnings	13,359
Accumulated other comprehensive income	988
Total Stockholders' Equity	16,451
Total Liabilities & Stockholders' Equity	$16,451

BTHC XV, Inc.
  Condensed Parent Company Statement of Operations
 (US Dollars in Thousands)

For the Year Ended
December 31,
2010

Revenue	$-

General and administrative	-
Total Expenses	-

Equity in undistributed income of subsidiaries	4,001
Income before income taxes	4,001

Provision for income tax	-
Net income	$4,001

BTHC XV, Inc.
  Condensed Parent Company Statement of Cash Flows
 (US Dollars in Thousands)

For the Year Ended
December 31,
2010

Cash Flows from Operating Activities
Net income	$4,001

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(4,001)
Net Cash Provided by (Used in) Operating Activities	-

Net Increase in Cash and Cash Equivalents	-
Cash and Cash Equivalents, beginning of year	-
Cash and Cash Equivalents, end of year	$-