Form 10-Q
period 2011-03-31
BTHC XV, Inc.
filed 2011-05-26
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _________________________________________

Commission File Number: 0-52808

BTHC XV, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5456294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Underground Grand Canyon Linyi City, Yishui County, Shandong Province, China	276400
(Address of principal executive offices)	(Zip Code)

+86 539-2553919
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐          No   ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☒           No   ☐

As of May 20, 2011, there were 18,089,660 shares of the registrant’s common stock outstanding.

BTHC XV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

_______________

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

Cash and cash equivalents	$89,200	$208,955
Accounts receivable, net of allowance of $- and $-	34,041	36,968
Other receivable and advance payments	1,254,958	1,089,533
Notes receivable from related parties	15,706,180	13,294,033
Deferred tax assets	381,719	380,465
Other current assets	172,313	25,354
Total current assets	17,638,411	15,035,308

Property, plant and equipment, net	13,516,233	13,603,339
Intangible assets, net	257,713	259,218
Long term investment	307,165	306,156
Other assets	145,951	140,959
Total assets	$31,865,473	$29,344,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,491	$399,472
Accrued liabilities	324,624	277,108
Short term debt	12,343,420	10,315,600
Taxes payable	1,849,781	1,840,347
Due to related parties	485,156	28,463
Total current liabilities	15,415,472	12,860,990
Long term deferred tax liabilities	33,075	32,967
Total liabilities	$15,448,547	$12,893,957
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	18,090	18,090
Additional paid in capital	1,172,358	1,172,358
Statutory reserves	913,370	913,370
Accumulated other comprehensive income	1,042,102	987,921
Retained earnings	13,271,006	13,359,284
Total shareholders’ equity	16,416,926	16,451,023
Total liabilities and shareholders’ equity	$31,865,473	$29,344,980

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$989,969	1,321,395
Operating Expenses
Selling expense	508,323	447,521
General and administrative	295,158	318,275
Total Operating Expenses	803,481	765,796
Income from Operations	186,488	555,599
Other Expenses, net	(287,519)	(53,582)
Income (Loss) before Income Taxes	(101,031)	502,017
Income taxes	(12,753)	128,749
Net Income (Loss)	$(88,278)	373,268

Other Comprehensive Income (Loss) Foreign currency translation adjustment	54,181	(12,177)
Comprehensive Income (Loss)	$(34,097)	361,091
Earnings (Loss) per Share, Basic and Diluted	$(0.00)	0.02
Weighted Average Shares Outstanding, Basic and Diluted	18,089,660	17,185,177

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(88,278)	$373,268
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	221,856	172,188
Amortization expense	2,353	-
Amortization of prepaid rent	6,141	5,918
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	3,040	(14,630)
(Increase)/decrease in other receivable and advance payments	(161,409)	(192,911)
(Increase)/decrease in other assets	(157,145)	(11,704)
(Increase)/decrease in deferred tax assets	-	(21,289)
Increase/(decrease) in accounts payable	11,743	(351,917)
Increase/(decrease) in accrued liabilities	46,611	21,053
Increase/(decrease) in taxes payable	3,359	129,919
Increase/(decrease) in due to related parties	-	(142,738)
Net cash used in operating activities	(111,729)	(32,843)

Cash flows from investing activities:
Cash paid for notes receivable from related parties	(2,362,106)	(768,075)
Cash paid for purchase of property, plant and equipment	(90,261)	(922,028)
Net cash used in investing activities	(2,452,367)	(1,690,103)

Cash flows from financing activities:
Proceeds from short term debt	1,988,580	778,316
Borrowings from related parties	455,400	-
Net cash provided by financing activities	2,443,980	778,316

Effect of foreign exchange rate changes on cash	361	(629)

Net decrease in cash and cash equivalents	(119,755)	(945,259)
Cash and cash equivalents at beginning of period	208,955	1,076,000
Cash and cash equivalents at end of period	$89,200	$130,741

Supplemental information:
Income taxes paid	$96,775	$81,527
Interest paid	$215,657	$46,720

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

1.        Basis of presentation, organization and nature of operations

Basis of presentation

The accompanying unaudited interim consolidated financial statements of BTHC XV, Inc. and Subsidiaries (the “Company”) have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items.  While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading.

Organization

BTHC XV, Inc. (“BTHC”) was formed on March 31, 2006 and incorporated on August 16, 2006 in the State of Delaware.  BTHC is the U.S. Bankruptcy Court mandated reincorporation of and successor to BTHC XV, LLC, a Texas limited liability company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC and BTHC XV, LLC was August 16, 2006.  On October 18, 2010, BTHC (i) closed a share `exchange transaction pursuant to which BTHC became the 100% parent of Long Fortune Valley Tourism International (Cayman) Limited (“LFVT Cayman”), (ii) assumed the operations of LFVT Cayman and its subsidiaries, including Rich Valley Capital Holding Limited (“Rich Valley”), Long Fortune Valley Tourism International (Hong Kong) Limited (“LFHK”), and Shandong Longkong Travel Management Co., Ltd. (“Longkong”).

LFVT Cayman was incorporated on December 9, 2009 as an exempted company limited by shares in the Cayman Islands.  Prior to the closing of the share exchange transaction, LFVT Cayman was 45.7% owned by Grand Fountain Capital Holding Limited (a Cayman Islands company 99.8% owned by Chen Rongxia, Zhang Shanjiu’s spouse), 28.9% owned by Zhang Qian, Zhang Shanjiu’s daughter, 22% owned by Zhang Shanjiu, 2.9% owned by Li Shikun and 0.5% owned by Yu Xinbo.  LFVT Cayman has 50,000 common shares authorized with $1.00 par value each and 1,750 shares issued and outstanding.  Since inception, LFVT Cayman has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley, a British Virgin Islands company that was established by LFVT Cayman on December 9, 2009 as a wholly-owned subsidiary.

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

Longkong was organized with an initial registered capital of approximately $2.4 million, which was 79.2% owned by Zhang Shanjiu and 20.8% owned by Zhang Qian, Zhang Shanjiu’s daughter.  On August 25, 2004, the registered capital was increased to approximately $3.8 million, which resulted in an increase in the number of shareholders from two to fifteen.  After the increase in registered capital, Zhang Shanjiu, Zhang Qian, Chen Rongxia, Zhang Shanjiu’s wife, and Yu Xinbo owned 56.60%, 15.72%, 6.92% and 5.66% of Longkong, respectively, while the remaining eleven shareholders owned 15.10% of Longkong.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

Until September 2004, Longkong invested in Yishui Underground Fluorescent Lake Travel Development Co., Ltd., Shandong Shanjiu Bronze Craft Co. Ltd. and Yishui Yimong Mountain Travel Service Co. Ltd., thereby becoming the parent entity of each company and forming a PRC enterprise group of tourism companies.

In September 2007, the shareholders of Longkong entered into several equity transfer transactions that resulted in the reduction in the number of shareholders from fifteen to six.  After the equity transfers, Zhang Shanjiu, Zhang Qian, Chen Rongxia and Yu Xinbo owned 21.26%, 59.87%, 1.13% and 2.52% of Longkong, respectively, while the remaining two shareholders owned 15.22% of Longkong.

On October 10, 2007, the shareholders agreed to a decrease in Longkong’s registered capital to approximately $3.2 million, which ultimately resulted in Zhang Qian and another shareholder being cashed out as shareholders.  After the decrease in registered capital, Zhang Shanjiu, Chen Rongxia and Yu Xinbo owned 84.5%, 4.5% and 10% of Longkong, respectively, while the remaining shareholder owned 1% of Longkong.

On December 17, 2007, largely in part due to the rarity of a group of companies such as the enterprise group in the PRC, Longkong’s management decided to sell its majority interest in its three subsidiaries to the minority shareholders in each company in order to focus on its core business.  Longkong’s interest in Yishui Underground Fluorescent Lake Travel Development Co. Ltd. (“Fluorescent Lake”) was sold to Zhang Qian, Zhang Shanjiu’s daughter, for approximately $1.8 million.  Longkong’s interest in Shandong Shanjiu Bronze Craft Co. Ltd. was sold to Li Hongwei, a former shareholder and employee of Longkong, for approximately $274,000.  Longkong’s interest in Yishui Yimong Mountain Travel Service Co. Ltd. was sold to Zhang Shanshuang, Zhang Shanjiu’s brother, for approximately $27,000.

On March 10, 2008, the four remaining shareholders of Longkong sold their shares to Longong Travel Limited, a United Kingdom company (“Longong”), for approximately $2.0 million.  Longong was a company that was established on behalf of Zhang Shanjiu by a third party trustee in the United Kingdom.  The shares of Longong were held in trust for the benefit of Zhang Shanjiu, who beneficially owned the shares of Longong and had the ability to exercise control over Longong.

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

Pursuant to the acquisitions described above, LFVT Cayman acquired all the equity interests of the subsidiaries under common control as all of the entities are ultimately controlled by the same parties (Zhang Shanjiu and his immediate family).  Accordingly, the financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the acquisitions had occurred as of the beginning of the earliest period presented in the accompany financial statements.

Nature of operations

The business scope of Longkong is tourism management.  The key business project is a cave named the “Underground Grand Canyon” that is located in Linyi City, Yishui County, Shandong Province, PRC.  The Underground Grand Canyon tourist destination, at 6,100 meters (approximately 3.75 miles), is the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  To date, approximately 3,100 meters (approximately 2 miles) have been developed into five entertainment attractions, including: (i) the “Underground Water Drifting” attraction; (ii) the “Electric Slide Car” attraction; (iii) the “Battery Vehicle” attraction; (iv) the “Strop Ropeway” attraction; and (v) the “Treasure Hunting Cave” attraction.  Revenue is generated from bundled passes (beginning January 1, 2010), admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees and parking fees.  A bundled pass is for general access to the Company’s “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  An admission ticket is for general access to the “Underground Grand Canyon” tourist destination.  Visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

2.        Summary of significant accounting policies

Basis of consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition
Revenue of the Company is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees (beginning February 2011) and parking fees.  A bundled pass is for general access to the Company’s “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”).  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong or Fluorescent Lake sells bundled passes in advance.1  An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Longkong does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, the Company recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes.  Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues.  Such taxes were $37,182 and $50,035 for the three months ended March 31, 2011 and 2010, respectively.  Refer to Note 6 – Related-party transactions.

The Company’s revenues are subject to seasonal variation and accordingly interim results may not be indicative of the estimated results for a full fiscal year.

Rebates
Commencing January 1, 2010, the Company started to offer a return, also referred to as a rebate, to the travel agencies with which Longkong has entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  The Company recognizes the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.  The rebates for the three months ended March 31, 2011 and 2010 were $0.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

Foreign currency translation
The reporting currency of the Company is the U.S. dollar.  The functional currencies of the Company’s subsidiaries are local currencies, primarily the PRC currency Yuan (Renminbi) and Hong Kong dollar.  Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transaction.  The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses.  Exchange gains or losses on transactions are included in earnings.

Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.
Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

3.	Property, plant and equipment, net
Property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Building	$14,498,498	$11,191,052
Machinery and equipment	729,686	727,288
Office equipment	227,726	188,701
Automobiles	865,511	852,338
Total at Cost	16,321,421	12,959,379
Less: accumulated depreciation	(3,370,954)	(3,138,170)
Construction in progress	565,766	3,782,130
Property, plant and equipment, net	$13,516,233	$13,603,339

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

During the three months ended March 31, 2011, $3.2 million of costs associated with the remaining construction of the Treasure Hunting Cave entertainment attraction, a parking lot and other infrastructure of the Underground Grand Canyon were transferred from construction in progress to property, plant and equipment.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $221,856 and $172,188, respectively.

4.        Short term debt

As of March 31, 2011 and December 31, 2010, the Company’s short term debt consisted of the following:
	Term (Months)	Maturity Date	Interest Rate	March 31, 2011		December 31, 2010
				(Unaudited)

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$913,200	(a)	$910,200	(a)
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	304,400	(b)	303,400	(b)
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	456,600	(c)	455,100	(c)
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	1,522,000	(a)	1,517,000	(a)
Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	913,200	(e)	-
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,065,400	(e)	1,061,900	(e)
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	761,000	(e)	758,500	(e)
Bank of China	12	09/28/2011	5.841%	456,600	(f)	455,100	(f)
Bank of China	12	10/20/2011	6.116%	2,283,000	(f)	2,275,500	(f)
Bank of China	12	10/26/2011	6.116%	304,400	(f)	303,400	(f)
LinShang Bank	12	05/28/2011	7.965%	761,000	(g)	758,500	(g)
Construction Bank of China	12	07/25/2011	5.84%	913,200	(d)	910,200	(d)
Construction Bank of China	12	08/01/2011	5.84%	608,800	(g)	606,800	(g)
Tianyuan Tiancheng Guarantee Company	2	05/24/2011	10.16%	761,000	(h)	-
Yizhou Pawn Company	2	05/16/2011	12.50%	319,620	(i)	-
				$12,343,420		$10,315,600

(a) Guaranteed by Zhang Shanjiu; pledged by Longkong’s usufruct.
(b) Guaranteed by (i) two related party companies: Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”) and Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”) (see Note 6); (ii) Zhang Shanjiu, Zhang Hanwang, a current employee of Longkong unrelated to Zhang Shanjiu, and Xu Shuming, a former employee of Longkong; and (iii) Longkong’s equity investment in the bank.
(c) Guaranteed by (i) two related party companies: Fluorescent Lake and Tianma Island (see Note 6); and (ii) Zhang Shanjiu, Zhang Hanwang, a current employee of Longkong unrelated to Zhang Shanjiu, and Xu Shuming, a former employee of Longkong.
(d) Collateralized by Longkong’s land use rights.
(e) Guaranteed by Zhang Shanjiu and a third party guarantee company.
(f) Guaranteed by (i) three related party companies: Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”) using its land use rights, Tianma Island and Fluorescent Lake (see Note 6); and (ii) Zhang Shanjiu.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

(g) Guaranteed by a third party guarantee company and counter guaranteed by Fluorescent Lake, a related party company.
(h) Guaranteed by Yinhe Travel, Zhang Shanjiu, Chen Rongxia (Zhang Shanjiu’s wife) and Chen Ronghui (Zhang Shanjiu’s brother-in-law).
(i) Guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).

The Company has a one-year, $3,044,000 line of credit with Bank of China, which expires in September 2011.  As of March 31, 2011, three drawdowns totaling $3,044,000 were outstanding.

For the three months ended March 31, 2011 and 2010, interest expense totaled $215,657 and $46,720, respectively.

5.        Income tax

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, the subsidiaries of the Company that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes.

Hong Kong

LFHK was incorporated in Hong Kong, China.  Under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  LFHK did not have any operations during the three months ended March 31, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax.

PRC

The Company’s PRC subsidiary, Longkong, is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25%.  Beginning January 1, 2008, the new Enterprise Income Tax Law (the “New EIT Law”) replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).  The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for certain entities that still benefit from the tax holidays which were grandfathered by the New EIT Law or that are entitled to tax incentives under the New EIT Law.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings, hence Longkong’s tax filings may not be finalized.  It is uncertain as to whether the PRC tax authority may take different views about Longkong’s tax filings which may lead to additional tax liabilities.

The components of the income tax provision (benefit) are:
	Three months ended March 31, (Unaudited)
	2011	2010
Current taxes provision (benefit) –PRC	$(12,753)	$128,749
Deferred taxes	-	-
	$(12,753)	$128,749

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

A reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Three months ended March 31, (Unaudited)
	2011	2010
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Permanent difference	(12)%	-
Provision for income tax	13%	25%

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

6.	Related party transactions
Relationship with the
Related Parties	Company

Zhang Shanjiu	CEO and Chairman of the Board

Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”)	Controlled by Zhang Shanjiu’s immediate family

Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”)	Controlled by Zhang Shanjiu’s immediate family

Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”)	Controlled by Zhang Shanjiu’s immediate family

(1)	Outstanding balances with related parties as of March 31, 2011 and December 31, 2010 are as follows:

	Due from related parties (a)		Due to related parties (b)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(unaudited)		(unaudited)
Yinhe Travel	$9,148,499	$7,613,355	$-	$-
Fluorescent Lake	6,557,681	5,680,678	28,556	28,463
Zhang Shanjiu	-	-	456,600	-
	$15,706,180	$13,294,033	485,156	$28,463

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

Notes:

a.
Amounts due from related parties are unsecured related party loans, which are due upon request and interest free.  Certain loans were initially issued with a one-year term.  However, as of December 31, 2010 and thereafter, all loans are due upon request.  Periodic payments of principal are not required with respect to these loans.

b.	Amounts due to Zhang Shanjiu are unsecured related party loans, which are due upon request and interest free.

On January 1, 2010, Longkong began selling a bundled pass for general access to the “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  On February 11, 2010, Longkong and Fluorescent Lake executed a revenue sharing agreement, effective as of January 1, 2010 (the “Revenue Sharing Agreement”).  Pursuant to the terms of the Revenue Sharing Agreement, if a bundled pass is sold at the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  Revenue from sales of bundled passes was approximately $37,000 in the three months ended March 31, 2011 and the number of visitors who used a bundled pass was approximately 2,600 during the three months ended March 31, 2011.  Of the 2,600 visitors who used a bundled pass, approximately 2,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $33,500 in revenue to Longkong and approximately $3,100 in revenue to Fluorescent Lake, and approximately 600 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,700 in revenue to Longkong and approximately $6,700 in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $128,000 in the three months ended March 31, 2010 and the number of visitors who used a bundled pass was approximately 7,400 during the three months ended March 31, 2010.  Of the 7,400 visitors who used a bundled pass, approximately 6,900 of the passes were sold by the Underground Ground Canyon, accounting for approximately $109,000 in revenue to Longkong and approximately $10,000 in revenue to Fluorescent Lake, and approximately 500 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,000 in revenue to Longkong and approximately $6,000 in revenue to Fluorescent Lake.  No payments were made to or received by Fluorescent Lake during the three months ended March 31, 2011 and 2010, respectively.

(2) Guarantees

The Company and its three related party companies provide loan guarantees to each other.  As of March 31, 2011 and December 31, 2010, loans guaranteed by related party companies were $5,935,800 and $5,157,800, respectively (see Note 4). The period of the guarantees is usually two years starting from the due date of the loan.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

Details of related-party guarantees at March 31, 2011 pursuant to which the Company has executed a Guarantee Contract with the related parties and the creditor to guarantee loans to the related parties are as follows:

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a six-year loan by Agricultural Bank to Tianma Island for the amount of approximately $6 million.  The loan is due March 2014. The guarantee period is two years starting from the due date of the loan.  Tianma Island has been making timely principal payments and the balance due of the loan at March 31, 2011 was $4.4 million, the maximum potential amount of future payments that Longkong could be required to make under the guarantee.  The guarantee provided under the Guarantee Contract expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Tianma Island fails to make a payment when due.  In such circumstance, Longkong will have recourse against Tianma Island for the full amount of the payment made on its behalf.  This obligation, however, is secured by the usufruct of Tianma Island.  Longkong’s guarantee to Agricultural Bank is secured by its usufruct.  Longkong periodically requests information from Tianma Island regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of March 31, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

Pursuant to the Guarantee Contract, dated April 2010, between Longkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $760,000.  The loan matured and was paid off by Fluorescent Lake in April 2011.

7.        Commitment and contingencies

Guarantee

In January and March 2011, respectively, Longkong agreed to guarantee two loans borrowed by Shandong Green Foodstuff Co., Ltd. (“Green Foodstuff”) from Industrial and Commercial Bank of China Yishui Branch (“ICBC”) totaling $1.5 million, which is the maximum potential amount of future payments that the Company could be requird to make under the guarantee.  The loans are due in January and March 2012, respectively. The guarantee period is two years starting from the due date of the loans.  The guarantee provided under the Guarantee Contracts expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due.  In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf.  This obligation, however, is unsecured.  Longkong’s guarantee to ICBC is also unsecured.  Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of March 31, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

Legal contingencies

On or around January 7, 2011, Greentree filed a two-count complaint (the “Complaint”) against BTHC, LFVT Cayman, and BTHC’s former principal shareholder, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, entitled Greentree Financial Group, Inc. v. Long Fortune Valley Tourism International, Ltd., BTHC XV, Inc. and Halter Financial Investments L.P.  The Complaint asserted a claim for breach of contract against LFVT Cayman and a claim of tortious interference with a business relationship against BTHC and BTHC’s former principal shareholder.  BTHC was served with the summons and complaint on or around January 21, 2011.  BTHC’s former principal shareholder removed the action to the United States District Court for the Southern District of Florida, pursuant to 28 U.S.C. § 1441, on February 9, 2011.  Thereafter, BTHC filed a consent to removal.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

On March 4, 2011, Greentree filed an Amended Complaint in the action, asserting a claim for breach of contract against LFVT Cayman and BTHC and a claim of tortious interference against BTHC’s former principal shareholder.  The breach of contract claim alleges that BTHC is a successor to LFVT Cayman with respect to any purported obligations under an agreement allegedly referred to as the “Exclusive Service Agreement, dated September 1, 2010, between LFVT Cayman and Greentree” (the “Service Agreement”).  On March 25, 2011, BTHC and LFVT Cayman moved to dismiss the Amended Complaint on the bases that: (i) the Court has no personal jurisdiction over BTHC; (ii) under the doctrine of forum non conveniens, China is a more appropriate forum for the dispute to be heard; and (iii) the Amended Complaint fails to state a claim for breach of contract against either BTHC or LFVT Cayman.

On April 12, 2011, Greentree filed its opposition to BTHC’s and LFVT Cayman’s motion to dismiss the Amended Complaint.  On April 22, 2011, BTHC and LFVT Cayman filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to any decision by the Court on the motion to dismiss, Greentree filed a Notice of Settlement, notifying the Court that Greentree, BTHC and LFVT Cayman have reached an agreement in principle to settle all claims involving BTHC and LFVT Cayman, but there can be no assurance that a definitive agreement will be reached by the parties.  The preliminary settlement amount has been accrued for the three months ended March 31, 2011.

8.        Subsequent events

In April 2011, a loan from Yishui Rural Credit Cooperative in the amount of $913,200 on March 31, 2011 was matured and paid off.

On April 29, 2011, the Company renewed a loan from Yishui Rural Credit Cooperative in the amount of $304,400 for one year.  The loan bears an interest rate of approximately 6.31% per annum and matures on April 20, 2012.  The loan is guaranteed by Fluorescent Lake, Tianma Island and Zhang Shanjiu and secured by a pledge of Longkong’s equity investment in the bank.

On April 29, 2011, the Company renewed a loan from Yishui Rural Credit Cooperative in the amount of $456,600 for one year.  The loan bears an interest rate of approximately 13.88% per annum and matures on April 20, 2012.  The loan is guaranteed by Fluorescent Lake, Tianma Island and Zhang Shanjiu.

In May 2011, a loan from Yishui Pawn Company in the amount of $319,620 on March 31, 2011 was matured and paid off.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

The information contained in this Quarterly Report, including in the documents incorporated by reference into this Quarterly Report, includes some statements that are not purely historical and that are “forward-looking statements.”  Such forward-looking statements include, but are not limited to, statements regarding our and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and the potential effects on our company.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: our ability to increase our revenues and expand our business operations; our ability to successfully implement our acquisition strategy; availability and cost of external financing; our ability to manage our growth; competition for discretionary spending; weather conditions; the length of our operating season; importance of our land use rights to the operation of our business; unanticipated construction delays in completing capital improvements; the effect of any extended shutdown period of our facilities; accidents occurring at our tourist destinations; lack of business interruption or third-party liability insurance; factors that affect tourist destination attendance, such as local conditions, events, natural disasters, disturbances and terrorist activities; dependence on key management personnel; obligations under guarantees; our significant debt load; control by a limited number of principal stockholders; potential conflicts of interest; our ability to increase revenues through price increases; our ability to obtain, maintain and renew necessary safety inspections on the special equipment we operate; failure to maintain an effective system of internal control over financial reporting; lack of experience with and knowledge of U.S. GAAP and SEC rules and regulations by those individuals in charge of and with responsibility over the preparation of our financial statements; our business’ susceptibility to the economic, political and legal policies, developments and conditions in China; uncertain legal environment in China; the degree to which the PRC government influences the conduct of our business; ambiguities in the implementation of the New M&A Rule; our ability to use equity compensation to attract and retain qualified personnel; rapid growth of the PRC economy and inflation as a result thereof; government control of currency conversion; fluctuations in exchange rates; outbreaks of widespread public health problems in the PRC, such as the Swine Flu, SARS or the Avian Flu; lack of deposit insurance for funds held in local banks; our ability to comply with the FCPA and Chinese anti-corruption laws; our ability to pay dividends to our stockholders; the implementation of the new PRC employment contract law; our classification as a “resident enterprise” under the Enterprise Income Tax Law; cultural, political and language differences between China and the United States; adverse changes in the securities markets; development of a public trading market for our securities; and the other factors referenced in this Quarterly Report, including, without limitation, under the section entitled “Item 1A. – Risk Factors” contained in our Annual Report on Form 10-K that was filed with the SEC on April 15, 2011.

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

Use of Certain Defined Terms

As used in this Quarterly Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities, after giving effect to the Share Exchange (as defined below):

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

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.  The Company maintains its books and accounting records in Renminbi.  Unless otherwise stated, the translations of RMB into U.S. Dollars have been made at the rate of exchange of $1.00 to RMB 6.5876, the approximate average exchange rate for the quarter ended March 31, 2011.  We make no representation that the RMB or U.S. Dollar amounts referred to in this Quarterly Report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “U.S. GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.  All U.S. Dollar amounts referenced herein are in thousands, unless the context requires otherwise.

Background

On October 6, 2010, BTHC entered into a Share Exchange Agreement with Long Fortune, the former shareholders of Long Fortune (the “Long Fortune Shareholders”), and the former principal shareholder of BTHC, pursuant to which the Long Fortune Shareholders agreed to transfer all of the issued and outstanding securities of Long Fortune to BTHC in exchange for 17,185,177 shares of BTHC common stock (the “Share Exchange”).  The Share Exchange closed on October 18, 2010, at which time Long Fortune became a wholly-owned subsidiary of BTHC.  The acquisition of Long Fortune has been accounted for as a reverse merger.  For accounting purposes, Long Fortune is the acquirer in the reverse acquisition transaction and, consequently, its financial results have been reported on a historical basis.

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

In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  Since 2004, we have invested approximately $16.3 million to improve the infrastructure and facilities at the Underground Grand Canyon, including the construction of new facilities, such as the construction of catering and restaurant facilities for our visitors, an office and accommodation and entertainment facilities for our staff, building the entertainment attractions, repairing roads leading to the Underground Grand Canyon, acquiring new boats or vehicles that are used in our entertainment attractions and repairing electrical lines and water pipes in the Underground Grand Canyon.  In addition, the number of visitors has increased from approximately 150,000 in 2004 to approximately 749,000 in 2009, which is a compounded annual growth rate of 37.9%.  In 2010, the number of visitors to the Underground Grand Canyon fell to approximately 672,000 visitors, which represents, from 2004 through 2010, a compounded annual growth rate of 28.5%.

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

Trends and Uncertainties Affecting our Business

Our Underground Grand Canyon tourist destination competes for discretionary spending with other national geological parks and with other types of recreational and tourist activities.  Our business is also subject to factors that generally affect the recreation and leisure industries and are not within our control.  Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer preferences and spending habits.  The current negative economic conditions have affected our guests’ levels of discretionary spending and, in turn, the number of visitors to our Underground Grand Canyon.  The global economic crisis that began in late 2008 and carried through 2009 and most of 2010 generally was not felt by our company until the 2010 year.  The number of visitors to the Underground Grand Canyon increased from 536,000 in 2008 to 749,000 in 2009.  However, the number of visitors decreased to 672,000 in 2010, primarily due to a colder than average spring in China and two large, non-recurring tourist events in China, the 2010 Asia Games hosted in Guangzhou and the Shanghai Exposition, both of which events created additional competition for discretionary spending in 2010.  With an expected return to an average spring temperature in 2011 and the lack of large tourist events in China, we anticipate an increase in the number of visitors in 2011 once the busy season begins, although there can be no assurance that the number of visitors will, in fact, increase.

Revenue decreased approximately $0.3 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The number of visitors to the Underground Grand Canyon decreased from approximately 96,000 during the three months ended March 31, 2010 to approximately 61,000 during the three months ended March 31, 2011.  The decrease in visitors was due in part to the temporary cessation of operations in January 2011 discussed in further detail below.  In addition, during January 2011 while renewing the cooperation agreements with travel agencies, we tried to renegotiate the discount offered to the visitors brought to the Underground Grand Canyon by travel agencies.  Most travel agencies were not receptive to a price increase and ultimately removed the Underground Grand Canyon from their list of preferred tourist sites.  This removal from the list of preferred tourist sites resulted in a 85% reduction in visitors from travel agencies during the three months ended March 31, 2011.  In April 2011, at the beginning of our busy season, we agreed not to increase the ticket price to travel agency visitors, which resulted in the Underground Grand Canyon being added back to the list of preferred tourist sites.  We anticipate that the addition of the Treasure Hunting Cave, the beginning of our busy season and a return to the list of preferred tourist sites at numerous travel agencies will lead to an increase in the number of visitors in the second quarter of 2011, but there can be no assurance that the number of visitors will increase over the comparable period of 2010.

Because prices for admission to the Underground Grand Canyon and the entertainment attractions within and around the Underground Grand Canyon are subject to government approval and may only be increased once every three years, we effectively need to increase the number of visitors year over year in order to increase our revenue.  Unless we increase the number of visitors to the Underground Ground Canyon, we will likely see our revenue and net income in the coming years level off and then decline, until general economic conditions improve.  On March 2, 2011, the local government agreed to an increase in our admission ticket price for visitors.  In addition, the local government waived the six monthadvance notice requirementto the public so thatthe price increase couldbecome effective on April 1,2011.

We seek to increase the number of visitors to the Underground Grand Canyon by enhancing its existing entertainment attractions, as well as by further development of the Underground Grand Canyon to include additional entertainment attractions.  Toward this goal, as previously disclosed on our Current Report on Form 8-K filed with the SEC on December 23, 2010, we temporarily halted operations on December 21, 2010 in order to reconstruct part of the Underground Grand Canyon during Longkong’s low season, which generally runs from November through March.  The reconstruction included repairing roads leading to the Underground Grand Canyon, repairing and installing new electric cables and signs, and the completion of the construction of the Treasure Hunting Cave entertainment attraction.  Reconstruction was completed in late January 2011 and we continued our operations at that time.  The Treasure Hunting Cave attraction became operational in early February 2011.  The Treasure Hunting Cave is our fifth entertainment attraction and consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  We believe the reconstruction and the opening of the Treasure Hunting Cave will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host and the amount of revenue we generate from our entertainment attractions, but there can be no assurance that the reconstruction or the Treasure Hunting Cave will lead to an increase in the number of visitors or an increase in the amount of revenue we generate from our entertainment attractions.  Further, it is uncertain at this time whether the effect of ceasing operations at the beginning of 2011, which directly lead to a shift to a net loss during the three months ended March 31, 2011 from net income during the three months ended March 31, 2010, will be offset by the expected increase in the number of visitors or additional fees generated by the Treasure Hunting Cave.  The total number of visitors in February and March 2011, during which the Treasure Hunting Cave was operational, did not appear to be influenced by having a fifth entertainment attraction available.  However, our busy season does not begin until April 2011 and we anticipate having a better understanding of the temporary cessation of operations in January 2011 and the availability of a fifth entertainment attraction at the end of the second quarter 2011.

In February 2011, we refocused our marketing strategy to focus primarily on Shandong Province and its surrounding areas though we continue to market nationally as well.  We believe our refocused marketing strategy will lead to an increase in visitors and an increase in the number of travel agencies with which we enter into cooperation agreements, but there can be no assurance that our marketing efforts will prove successful.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the three months ended March 31,
	2011		2010
	(in thousands of U.S. dollars)
Revenues	$990	100%	$1,321	100%
Selling expenses	508	51	448	34
General and administrative expenses	295	30	318	24
Income from operations	187	19	555	42
Other expenses	288	29	53	4
Income (loss) before income taxes	(101)	(10)	502	38
Income tax expense (benefit)	(13)	(1)	129	10
Net income (loss)	(88)	(9)	373	28

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB 6.5876 to $1 for the three months ended March 31, 2011 and the exchange rate of RMB 6.8353 to $1 for the three months ended March 31, 2010.

Revenues.  Our sales revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass is sold at the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  An admission ticket is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue decreased approximately $0.3 million, or approximately 25.1%, to approximately $1.0 million in the three months ended March 31, 2011 from approximately $1.3 million in the three months ended March 31, 2010.

Revenue from sales of bundled passes was approximately $37,000 in the three months ended March 31, 2011 and the number of visitors who used a bundled pass was approximately 2,600 during the three months ended March 31, 2011.  Of the 2,600 visitors who used a bundled pass, approximately 2,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $33,500 in revenue to Longkong and approximately $3,100 in revenue to Fluorescent Lake, and approximately 600 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,700 in revenue to Longkong and approximately $6,700 in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $112,000 in the three months ended March 31, 2010 and the number of visitors who used a bundled pass was approximately 7,400 during the three months ended March 31, 2010.  Of the 7,400 visitors who used a bundled pass, approximately 6,900 of the passes were sold by the Underground Ground Canyon, accounting for approximately $109,000 in revenue to Longkong and approximately $10,000 in revenue to Fluorescent Lake, and approximately 500 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,000 in revenue to Longkong and approximately $6,000 in revenue to Fluorescent Lake.

Revenue from sales of admission tickets decreased approximately $0.13 million, or approximately 16.9%, to approximately $0.67 million in the three months ended March 31, 2011 from approximately $0.81 million in the three months ended March 31, 2010 primarily due to a decrease in the number of visitors who purchased an admission ticket from approximately 88,600 during the three months ended March 31, 2010 to approximately 58,400 during the three months ended March 31, 2011.  Total visitors, those who purchased either a bundled pass or an admission ticket, decreased from approximately 96,000 during the three months ended March 31, 2010 to approximately 61,000 during the three months ended March 31, 2011.  The decrease in the total number of visitors from the three months ended March 31, 2010 to the three months ended March 31, 2011 was due in part to the temporary cessation of operations in January 2011.  In addition, the number of visitors brought to the Underground Grand Canyon by travel agencies decreased 85% period to period because the Underground Grand Canyon was dropped from the list of preferred tourist sites by many travel agencies with which we enter into cooperation agreements.  This was due to our attempt to renegotiate the discount offered to the visitors brought by travel agencies, which was not well received by the travel agencies.  In April 2011, we agreed to renew the cooperation agreements with travel agencies on the same terms as 2010 without a price increase, which led to the Underground Grand Canyon being added back to the list of preferred tourist sites by these travel agencies.

Revenue from fees for our entertainment attractions decreased approximately $0.13 million, or approximately 29.4%, to approximately $0.32 million in the three months ended March 31, 2011 from approximately $0.44 million in the three months ended March 31, 2010 primarily due to a decrease in the number of visitors paying the additional fees for our entertainment attractions in the three months ended March 31, 2010 to the three months ended March 31, 2011, as well as a reduction in the total number of visitors entering the Underground Grand Canyon from period to period.  Having the Treasure Hunting Cave operational during February and March 2011, which is during our low season, did not have a material affect on the revenue from fees for our entertainment attractions.

Selling Expenses.  Our selling expenses are primarily comprised of depreciation, advertising and promotion expenses, sales staff salaries and benefits, materials purchases for operating maintenance and service charges.  Our selling expenses increased approximately $61,000, or approximately 13.6%, to approximately $508,000 in the three months ended March 31, 2011 from approximately $447,000 in the three months ended March 31, 2010.  The increase is primarily due to increases in sales staff salaries and benefits of approximately 46,000 and depreciation expense of approximately $19,000.

General and Administrative Expenses.  Our general and administrative expenses are primarily comprised of administrative expenses, salaries and fringe benefits, depreciation and amortization costs.  Our general and administrative expenses decreased approximately $23,000, or approximately 7.3%, to approximately $295,000 in the three months ended March 31, 2011 from approximately $318,000 in the three months ended March 31, 2010.

Income from Operations and Operating Margin.  Our income from operations decreased approximately $369,000, or approximately 66.4%, to approximately $187,000 in the three months ended March 31, 2011 from approximately $556,000 in the three months ended March 31, 2010.  Income from operations as a percentage of revenues was 19% and 42% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in our income from operations and operating margin was primarily due to a decrease in revenues, combined with a net increase in selling expenses and general administrative expenses.

Other Expenses.  Our other expenses increased approximately $234,000, or approximately 436.6%, from approximately $54,000 in the there months ended March 31, 2010 to approximately $238,000 in the three months ended March 31, 2011.  The increase was primarily due to an increase in interest expenses of approximately $167,000.

Income Tax Expense (Benefit).  Our income tax expense decreased approximately $142,000, or approximately 109.9%, to a benefit of approximately $13,000 in the three months ended March 31, 2011 from expense of approximately $129,000 in the three months ended March 31, 2010.

Net Income (Loss).  Our net income decreased approximately $461,000, or approximately 23.7%, to a net loss of approximately $88,000 in the three months ended March 31, 2011 from net income of approximately $373,000 in the three months ended March 31, 2010 primarily due to a decrease in revenue and an increase in interest expense.

Liquidity and Capital Resources

Cash Flow

As of March 31, 2011, we had cash and cash equivalents of approximately $89,000.  The following table sets forth key components of our net cash flow for the periods indicated.

	Three Months Ended March 31
	(All amounts in thousands of U.S. dollars)
	2011	2010
Net cash used in operating activities	$(112)	$(33)
Net cash used in investing activities	(2,452)	(1,690)
Net cash provided by financing activities	2,444	778
Effect of foreign exchange rate changes	-	-
Cash and cash equivalents at the beginning of the period	209	1,076
Cash and cash equivalents at the end of the period	89	131

Cash Flows from Operating Activities.

Net cash provided used in operating activities was approximately $112,000 in the three months ended March 31, 2011, an increase of approximately $79,000 from approximately $33,000 in the three months ended March 31, 2010.  The increase was primarily attributable to a decrease in net income of approximately $461,000, an increase in depreciation expense of approximately $50,000, a net increase in changes in other assets of approximately $145,000 due to the prepayment of income taxes during the three months ended March 31, 2011, a net decrease of changes in accounts payable of approximately $360,000 due to insignificant increases in accounts payable for the three months ended March 31, 2011 as compared to the $365,000 decrease in accounts payable during the three months ended March 31, 2010 due to payments in connection with construction costs during such period, a net decrease of changes in taxes payable of approximately $127,000 due to a net loss during the three months ended March 31, 2011 compared to net income during the three months ended March 31, 2010 and a net decrease of changes in due to related parties of approximately $143,000 due to borrowings from related parties during the three months ended March 31, 2010 and no such borrowings during the three months ended March 31, 2011.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $2.5 million, an approximately 0.8 million increase from approximately $1.7 million for the three months ended March 31, 2010.  The increase was primarily due to an approximately $1.6 million increase in loans to related parties being partially offset by an approximately $0.8 million decrease in investments in fixed assets in the three months ended March 31, 2011.

Cash Flows from Financing Activities.

Net cash provided by financing activities was approximately $2.4 million in the three months ended March 31, 2011, an approximately $1.6 million increase from approximately $0.8 million for the three months ended March 31, 2010.  The increase was primarily due to an increase of approximately $1.2 million in proceeds from bank loans and an increase of approximately $0.4 million in borrowings from related parties in the three months ended March 31, 2011.

Capital Sources

Historically, our cash flow from operations has been sufficient to finance our operations.  During the fiscal years ended December 31, 2009 and 2010, however, we increased our reliance on short-term borrowings to finance our operations during off-peak months during which our cash flow from operations was at its lowest and to finance the development of additional entertainment attractions and facilities at the Underground Grand Canyon.  During those periods that our cash flow from operations is at its highest, we both seek to pay down the short-term borrowings that are outstanding, as well as make short-term loans to related parties controlled by Zhang Shanjiu, our Chairman, President and Chief Executive or by his immediate family.  We plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business.

At March 31, 2011, we did not have any unused credit facilities available to us as all of our borrowings are one-time loans received from commercial banks.  As of March 31, 2011 and December 31, 2010, our outstanding borrowings consisted of the following:

	Term (Months)	Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
	(in thousands of U.S. dollars, except percentage)

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$913,200	$910,200

Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	304,400	303,400

Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	456,600	455,100

Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	1,522,000	1,517,000

Term (Months)	Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
(in thousands of U.S. dollars, except percentage)

Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	913,200	-

Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,065,400	1,061,900

Industrial and Commercial Bank of China	12	10/14/2011	6.672%	761,000	758,500

Bank of China	12	09/28/2011	5.841%	456,600	455,100

Bank of China	12	10/20/2011	6.116%	2,283,000	2,275,500

Bank of China	12	10/26/2011	6.116%	304,400	303,400

LinShang Bank	12	05/28/2011	7.965%	761,000	758,500

Construction Bank of China	12	07/25/2011	5.84%	913,200	910,200

Construction Bank of China	12	08/01/2011	5.84%	608,800	606,800

Tianyuan Tiancheng Guarantee Company	2	05/24/2011	10.16%	761,000	-

Yizhou Pawn Company	2	05/16/2011	12.50%	319,620	-
				$12,343,420	$10,315,600

The weighted average interest rate for short-term loans as of March 31, 2011 and December 31, 2010 was 7.52% and 6.69%, respectively.  As of March 31, 2011, the short-term loans were secured by guarantees provided by related parties, including our director and executive officers and companies that are recipients of related party loans from us, as well as the pledge by Longkong of its operation fee charging rights and its interest in real property.  Generally, the loans do not require the periodic payment of principal and interest, though we typically have the option to pay principal or interest prior to the maturity date of the loan.  In some cases, the lender is entitled to charge us a prepayment fee if we choose to pay the loan off prior to the maturity date.

Notwithstanding that we have cash on hand of approximately $89,000 at March 31, 2011, have approximately $12.3 million of short-term loans due within the next 12 months, have approximately $3.0 million of expected capital expenditures in the next 12 months and no unused credit facilities, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months.  Although no cash flow from operations was generated in the three months ended March 31, 2011, business was temporarily halted in December 2010 through the end of January 2011, during which time no cash flow was generated, and February and March are historically slow months, with our entire busy season occurring outside of the first quarter.  Loans receivable from loans made to related parties were approximately $15.7 million at March 31, 2011, all of which is due within the next 12 months or payable on demand.  Generally, the source of cash used to make loans to related parties is a combination of the use of short-term borrowings and cash on hand generated from cash flow from operations at a time when our cash on hand is relatively high, not all of which is required at that point in time to finance short-term operations.  If cash on hand, cash flow from operations and anticipated cash payments received in respect of outstanding related party loans are not sufficient to meet our expected capital expenditures and working capital requirements for the next 12 months, we may be unable to repay our short-term indebtedness or we may be forced to cease or significantly reduce our operations, delay our capital expenditures, seek to collect on the related party loans we have made that are not yet due, and/or be forced to raise additional funds.

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

Capital Uses

Capital Expenditures

Our capital expenditures were approximately $0.09 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.  Our capital expenditures were mainly used to acquire fixed assets to build and expand our entertainment attractions.

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

Foreign Currency Translation Gains or Losses

During the three months ended March 31, 2011, no foreign currency translation gains or losses were recorded in our consolidated statements of operations as a component of net income because we did not have any foreign currency revenues during such period.

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

As of March 31, 2011, we had four guarantees of approximately $6.7 million in total principal outstanding.  Our potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Critical Accounting Policies

Basis of consolidation

The consolidated financial statements include the financial statements of BTHC and its subsidiaries.  All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees (beginning February 2011) and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong or Fluorescent Lake sells bundled passes in advance.  An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Longkong does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, we recognize revenue when the service has occurred and record accounts receivable.  Revenue is recorded net of relevant business taxes.

Rebates

Commencing January 1, 2010, we started to offer a return, also referred to as a rebate, to the travel agencies with which Longkong has entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  We recognize the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.

Foreign currency translation

Our reporting currency is the U.S. dollar.  The functional currencies of our subsidiaries are local currencies, primarily the PRC currency Yuan (Renminbi) and Hong Kong dollar.  Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transaction.  The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses.  Exchange gains or losses on transactions are included in earnings.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2011 and 2010, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

Related parties

A party is considered to be related to our company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with our company.  Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not use derivative financial instruments and we have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations.  We generally consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates.  We generally do not invest in or hold debt securities. Accordingly, fluctuations in applicable interest rates would not have a material impact on our company.  At March 31, 2011, we had short-term loans payable of approximately $12.3 million.  These notes have interest rates ranging from 5.31% to 12.50%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Longkong’s earnings, loss or cash flows.

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

Concentration of credit risk.  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.  As of March 31, 2011 and December 31, 2010, substantially all of our cash was held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As of March 31, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 as a result of the following material weaknesses identified in our internal control over financial reporting:

•	An absence of independence and financial expertise on our board of directors limiting its ability to provide effective oversight of our management;
•
Lack of sufficient accounting personnel at the Chinese operating company level with the experience and training to effectively address the U.S. GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements of being a U.S. public company; and

•	Deficiency in the knowledge by our personnel responsible for our internal control over financial reporting and certain U.S. GAAP and SEC financial reporting principles.

In addition, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting.  These deficiencies caused us to file late certain Current Reports on Form 8-K and this Quarterly Report.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures, as well as our internal control over financial reporting, on an ongoing basis, and is committed to taking action and implementing improvements, as necessary and as funds allow.  However, our management cannot guarantee that the measures to be taken will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We do not have any material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party other than the matter discussed below.

On October 22, 2010, we received a letter from counsel (“Greentree Letter”) to Greentree Financial Group, Inc. (“Greentree”), in which it was alleged that we breached an agreement allegedly referred to as the “Exclusive Service Agreement, dated September 1, 2010, between Long Fortune and Greentree” (the “Service Agreement”).  The Service Agreement purportedly provides that Greentree was engaged by Long Fortune to provide certain financial advisory services, including, among others: (i) advising and assisting Long Fortune with redesigning its capital structure, consistent with US GAAP and usual and customary business practices for companies similar to Long Fortune; (ii) advising a`nd assisting Long Fortune in the conversion of its financial reporting systems to a format that is consistent with US GAAP; (iii) assisting Long Fortune in evaluating prospective merger candidates, including due diligence; (iv) assisting in the preparation of English language closing documents in connection with a proposed reverse takeover transaction (“RTO”), including filings with the SEC; (v) assisting in the preparation and filing of registration statements with the SEC; (vi) assisting in the preparation of corporate governance documents and a NASDAQ listing application; and (vii) providing management training to Long Fortune’s senior management with respect to usual and customary practices for U.S. companies with business plans similar to Long Fortune’s business plan.  In consideration of the financial advisory services to be performed by Greentree, the Services Agreement purportedly provides that Long Fortune would pay to Greentree: (i) $25,000 in cash; (ii) 500,000 shares of common stock of the proposed public company (based on an assumed capital structure of 7,500,000 shares issued and outstanding following the closing of the RTO); and (iii) warrants to purchase 200,000 shares of the proposed public company’s common stock.  The Service Agreement purportedly provides that the warrants: (i) are to be exercisable for a period of 18 months following the closing of the RTO; (ii) have an exercise price of $2.00 per share; (iii) would not be redeemable by the proposed public company; (iv) would contain registration rights; and (v) would contain anti-dilution and price protection provisions for 18 months following the closing of the RTO.  With respect to any shares that may be issuable to Greentree, the Service Agreement purportedly provides that the shares would be anti-dilutive for a period of 18 months and that to the extent more than 10,000,000 shares are issued, additional shares would be issued to Greentree to bring Greentree’s ownership up to 5% ownership in the proposed public company.  The Service Agreement allegedly contains a one year term, subject to extension upon mutual written agreement of Long Fortune and Greentree, and may be terminated by Long Fortune prior to the expiration of the term upon 45 days’ written notice.  In addition, the Service Agreement purportedly provides that if Long Fortune were to terminate the Service Agreement prior to the expiration of the term, Greentree would be entitled to the fee set forth above, except that the proposed public company would not be required to issue to Greentree 125,000 of the 500,000 shares of common stock.  In the Greentree letter, Greentree alleges that Long Fortune breached the Service Agreement by entering into the Share Exchange with BTHC and was allegedly aided by Halter Financial Investments, L.P. (“Halter”).

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

On April 12, 2011, Greentree filed its opposition to BTHC’s and Long Fortune’s motion to dismiss the Amended Complaint.  On April 22, 2011, BTHC and Long Fortune filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to any decision by the Court on the motion to dismiss, Greentree filed a Notice of Settlement, notifying the Court that Greentree, BTHC and Long Fortune have reached an agreement in principle to settle all claims involving BTHC and Long Fortune, but there can be no assurance that a definitive agreement will be reached by the parties.7

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide information required by this item.  Nonetheless, the following are risk factors that have been updated through March 31, 2011.

We may be required to repay obligations under guarantees we have executed in favor of other local entities.

From time to time, we provide guarantees of loans and other obligations for other local enterprises.  As of March 31, 2011, we had four guarantees of approximately $6.7 million in total principal outstanding with a term up to three years.  Our potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including our company, have mortgaged and pledged all of our available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by us are joint liability guarantees, which provide that when the debtor defaults, the bank can request us to pay the total debt outstanding without first enforcing its rights against the debtor.  Although we may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave us exposed for obligations that we have guaranteed which could have a materially negative impact on our ongoing business.

Our current debt and other obligations, including amounts we may be liable for under guarantees, may harm our financial condition and results of operations.

Our short- and long-term debt as of March 31, 2011 was $12.3 million.  Our level of indebtedness could result in the following:

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

As of March 31, 2011, we had four guarantees of approximately $6.7 million in total principal outstanding with terms up to three years.  Our operations may not generate sufficient cash to enable us to service all of our obligations, including any obligations for which we may become liable pursuant to guarantees we have executed in favor of third parties.  If we fail to make a payment on certain of our obligations, this could cause us to be in default on such obligations and the security interests and mortgages on our assets to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the operations.

Our Chairman, President and Chief Executive Officer owns or controls companies that compete with our company.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls companies that compete with our company.  As the beneficial owner of 91.8% of our common stock and as our sole director, Zhang Shanjiu controls our board of directors and has the ability to exercise significant influence over matters submitted to a vote of our stockholders.  In addition, our company is not presently subject to rules of any national securities exchange that require that we have a majority of independent directors or that we have a standing Audit Committee with responsibility over, among other things, the approval of related party transactions.  As of March 31, 2011, we have $15.7 million in related party loans made to companies owned or controlled by Zhang Shanjiu.  If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness (which was $12.3 million as of March 31, 2011), which would have a material adverse effect on our financial condition.  Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations.  Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

In addition, our revenue sharing arrangement with Fluorescent Lake for bundled passes sold at the Underground Grand Canyon and at the Fluorescent Lake was not negotiated on an arm’s length basis.  As a result, if a bundled pass is sold by the Underground Grand Canyon, approximately 92% of the cost of the pass is allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.  As of March 31, 2011, there is a net payable to Fluorescent Lake in the amount of approximately $29,000.  If Zhang Shanjiu decides to modify the terms of the revenue sharing arrangement to be more beneficial to Fluorescent Lake, our cash flow from operations, financial condition and results of operations may be materially adversely affected.

Our Chairman, President and Chief Executive Officer owns or controls many businesses in addition to our company, which may lead to conflicts of interest.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls many businesses in addition to our company, some of which are in the travel industry, including the companies we have made loans to (Fluorescent Lake and Yinhe Travel) and other companies that operate hotels and travel agencies.  Zhang Shanjiu’s employment agreement requires him to devote substantially all of his business time, attention and energy to performing his duties and responsibilities to us and also contains a non-compete provision prohibiting him from, among other things, owning, controlling or managing any business that competes directly or indirectly with us in any market in which we are operating or considering operating.  Both of these provisions, however, are subject either to waiver by the board of directors or are enforceable by the board of directors.  Zhang Shanjiu, as our sole director, has waived the non-compete provisions of his employment agreement with respect to the businesses he owned or controlled, directly or indirectly, as of the closing date of the Share Exchange.  Because Zhang Shanjiu presently is our sole director and also presently owns or controls companies that compete with us, he may allocate his time to other businesses and activities, thereby causing possible conflicts of interest in his determination as to how much time to devote to the affairs of our company.  If other business affairs require Zhang Shanjiu to devote more substantial amounts of time to such affairs, it could limit his ability to devote substantial time to our affairs and could have a negative impact on our ongoing business.

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

We have made approximately $15.7 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	May 26, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 26, 2011	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*