Form 10-K/A
period 2010-12-31
BTHC XV, Inc.
filed 2011-06-29
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ANNUAL REPORT ON FORM 10-K

_______________

Item 13.Certain Relationships and Related Transactions, and Director Independence	76

Item 14.Principal Accounting Fees and Services.	85

PART IV	86

Item 15.Exhibits, Financial Statement Schedules.	86

ii

EXPLANATORY NOTE

BTHC XV, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”).  The Company is filing this Annual Report on Form 10-K/A (the “Form 10-K/A”) in response to comments it has received from the Division of Corporation Finance of the SEC on May 18, 2011.  Except as described above and for the addition of certain clarifying information, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify or update any other information in the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been updated or revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

On November 12, 2008, Longong sold 100% of the equity interests in Longkong to Long Fortune Valley Limited, a company organized under the laws of Gibraltar (“Fortune Valley”), for $1.  Both Longong and the trust were dissolved after the sale of Longkong to Fortune Valley.  Fortune Valley was a company that was established on behalf of Zhang Shanjiu by a third party trustee in Gibraltar.  The shares of Fortune Valley were held in trust for the benefit of Zhang Shanjiu, who beneficially owned the shares of Fortune Valley and had the ability to exercise control over Fortune Valley.  On December 29, 2009, Fortune Valley sold 100% of the equity interests in Longkong to LFHK for $1.  Both Fortune Valley and the trust were dissolved after the sale of Longkong to LFHK.

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

In addition, the number of visitors has increased from approximately 150,000 in 2004 to approximately 749,000 in 2009, which is a compounded annual growth rate of 37.9%.  In 2010, the number of visitors to the Underground Grand Canyon fell to approximately 672,000 visitors, which represents, from 2004 through 2010, a compounded annual growth rate of 28.5%.  The decrease in the number of visitors from 2009 to 2010 was primarily due to a colder than average spring in China and two large, non-recurring tourist events in China, the 16th Asian Games hosted in Guangzhou and the World Exposition hosted in Shanghai, both of which events created additional competition for discretionary spending in 2010.  The Asian Games, dating back to 1951, are held every four years and only once prior to 2010 has China been the host country for the Asian Games.  The World Exposition, dating back to 1851, is a worldwide exposition held every two to three years and only once prior to 2010 has China been the host country for the World Exposition.

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

•
We enter into cooperation agreements with numerous domestic travel agencies throughout China, through which we anticipate a regular flow of visitors.  As of December 31, 2010, we have entered into cooperation agreements with approximately 1,100 travel agencies.  Terms of these agreements generally include a discounted admission ticket price to the Underground Grand Canyon, as well as discounted prices to our entertainment attractions in and around the Underground Grand Canyon so long as the travel agency brings more than a set number of visitors, generally 10 or more, at any one time.  In addition to the discounted prices offered to the visitors from a travel agency, commencing on January 1, 2010, we also began to offer a return to the travel agency based on the number of total tourists the travel agency brings to the Underground Grand Canyon over the term of the agreement (generally one year).  The return is accumulated over the term of the agreement and paid to the travel agencies at the end of the term.  Of the 1,100 travel agencies with which we enter into cooperation agreements, we expect that only approximately 14 travel agencies will bring enough tourists to the Underground Grand Canyon to qualify for a return under the cooperation agreement.  The travel agents do not guarantee to us a certain number of visitors per year nor a certain amount of revenue to be generated from their visitors.  Similarly, we do not guarantee a certain amount of return to the travel agencies.  The cooperation agreements typically have a one-year term and are renewed annually.  A cooperation agreement with a one-year term will run from January 1 through December 31 regardless of when in the year the agreement is entered into or renewed.  As of December 31, 2010, approximately $0.2 million in return was due the approximately 14 travel agencies that qualified for a return under the cooperation agreements, which amount was paid to the travel agencies by the end of February 2011.  We believe we can increase the number of visitors by both entering into cooperation agreements with additional travel agencies, as well as through repeat business from existing travel agencies based on the experience enjoyed by prior visitors from these existing travel agencies.  We plan to continue to expand the number of travel agencies we cooperate with, particularly in the major cities of developed provinces in China, such as Zhejiang, Jiangsu and Shanghai, which we believe have a higher percentage of higher net income residents.  Relationships with travel agencies are managed by our sales team and we plan to rely on our sales team to continue to cultivate our existing relationships and to foster new relationships with travel agencies.

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

Our Visitors

The number of visitors to the Underground Grand Canyon grew from approximately 150,000 visitors in 2004 to approximately 749,000 visitors in 2009, which is a compounded annual growth rate of 37.9%.  In 2010, the number of visitors to the Underground Grand Canyon fell to approximately 672,000 visitors, which represents, from 2004 through 2010, a compounded annual growth rate of 28.5%.  The decrease in the number of visitors from 2009 to 2010 was primarily due to a colder than average spring in China and two large, non-recurring tourist events in China, the 16th Asian Games hosted in Guangzhou and the World Exposition hosted in Shanghai, both of which events created additional competition for discretionary spending in 2010.  The Asian Games, dating back to 1951, are held every four years and only once prior to 2010 has China been the host country for the Asian Games.  The World Exposition, dating back to 1851, is a worldwide exposition held every two to three years and only once prior to 2010 has China been the host country for the World Exposition.

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

The application of the New M&A Rules is currently unclear.  However, our PRC counsel, HighKing & Partners, provided an opinion that based on its understanding of the current PRC laws, rules and regulations and the New M&A Rules, a prior approval from MOFCOM or the CSRC is not required under the New M&A Rules for the acquisition of Longkong indirectly through BTHC and the listing and trading of our shares on a U.S. stock exchange or quotation medium because BTHC is not a special purpose vehicle as defined thereunder given that none of our beneficial owners was a PRC citizen when Longkong was acquired indirectly by BTHC.  Nonetheless, uncertainties still exist as to how the New M&A Rules will be interpreted and implemented and our present understanding summarized above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the New M&A Rules.  If the MOFCOM, the CSRC or another PRC regulatory agency subsequently determines that prior MOFCOM or CSRC approval was required, we may face regulatory actions or other sanctions from the MOFCOM, the CSRC or other PRC regulatory agencies.

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

As of December 31, 2010, we have made approximately $13.3 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

Based on our understanding of current PRC laws and an opinion we received from our PRC counsel, HighKing & Partners, we believe our current controlling shareholders are not PRC residents and are not subject to Circular 75 and Notice 106, and therefore are not required to register with the relevant branch of SAFE, however, we cannot provide any assurances that the relevant PRC authority will not have a different opinion.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

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

The sale by Grand Fountain or Zhang Shanjiu of a significant portion of its or his holdings could have a material adverse effect on the market price of our common stock.

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

On April 12, 2011, Greentree filed its opposition to BTHC’s and Long Fortune’s motion to dismiss the Amended Complaint.  On April 22, 2011, BTHC and Long Fortune filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to any decision by the Court on the motion to dismiss, Greentree filed a Notice of Settlement, notifying the Court that Greentree, BTHC and Long Fortune have reached an agreement in principle to settle the matter involving BTHC and Long Fortune.  The Settlement Agreement has been fully executed, and the parties are in the process of carrying out their respective obligations under the Settlement Agreement, but there can be no assurance that the settlement will be finalized or approved by the Court.

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

The number of visitors to the Underground Grand Canyon increased from 536,000 in 2008 to 749,000 in 2009.  However, the number of visitors decreased to 672,000 in 2010.  The decrease in the number of visitors from 2009 to 2010 was primarily due to a colder than average spring in China and two large, non-recurring tourist events in China, the 16th Asian Games hosted in Guangzhou and the World Exposition hosted in Shanghai, both of which events created additional competition for discretionary spending in 2010.  The Asian Games, dating back to 1951, are held every four years and only once prior to 2010 has China been the host country for the Asian Games.  The World Exposition, dating back to 1851, is a worldwide exposition held every two to three years and only once prior to 2010 has China been the host country for the World Exposition.  Management views these factors as short-term in nature, but there can be no assurance that, over the long-term, China will not be a host country for the Asian Games or the World Exposition or other events that could compete for consumers’ discretionary spending or that the climate will not affect the number of visitors to the Underground Grand Canyon.  With management expecting a return to an average spring temperature in 2011 and management’s lack of awareness of international or worldwide tourist events on the scale of the Asian Games or World Exposition being hosted in China in 2011, we anticipate an increase in the number of visitors in 2011 once the busy season begins, although there can be no assurance that the number of visitors will, in fact, increase.

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

Revenue Recognition

Revenue is generated from bundled passes (beginning January 1, 2010), admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for same-day general access to our “Underground Grand Canyon” tourist destination and same-day general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no used, unexpired passes and therefore no deferred revenue at December 31, 2010.

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

As of December 31, 2010, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the following material weaknesses identified in our internal control over financial reporting:

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

In addition, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting.  These deficiencies caused us to file late certain Current Reports on Form 8-K.

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

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

To remediate these identified material weaknesses, as financial conditions permit, we plan to:

•	Hire an English speaking Chief Financial Officer who has experience with U.S. public companies, U.S. GAAP and SEC rules and regulations; and

•
Hire additional, qualified accounting personnel at the Chinese operating company level to enhance our financial reporting competencies.  Our management will also continue to provide training to existing accounting personnel regarding our significant accounting policies and procedures.

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

The following table lists details of related-party guarantees pursuant to which a related party has executed a guarantee contract with Longkong and the creditor to guarantee loans of Longkong:

Creditor	Guarantor	Relationship	Date of commencement of Guarantee	Date of termination of Guarantee	Due Date of Loan	Principal Balance of Loan Underlying Guarantee as of December 31, 2010 (in thousands)	Largest Aggregate Principal Amount of Loan Underlying Guarantee during the Fiscal Year Ended December 31, 2010 (in thousands)	Interest Rate of Loan Underlying Guarantee
Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	4/21/2010	4/20/2011	4/20/2011	$ 910,200	$ 910,200	10.62%
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Tourism Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 303,400	$ 303,400	5.31%
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Toursim Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 455,100	$ 455,100	11.15%
Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	5/24/2010	5/20/2011	5/20/2011	$ 1,517,000	$ 1,517,000	10.62%
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	9/21/2010	9/15/2011	9/15/2011	$ 1,061,900	$ 1,061,900	6.372%
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	10/22/2010	10/14/2011	10/14/2011	$ 758,500	$ 758,500	6.672%
Bank of China Yishui branch	1) Yishui Yinhe Tourisam Developing Co., Ltd; 2) Junan Tianma Island Tourism Developing Co., Ltd; 3) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 4) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Controlled by Zhang Shanjiu 4) Director	9/29/2010	9/28/2011	9/28/2011	$ 455,100	$ 455,100	5.841%
			10/21/2010	10/20/2011	10/20/2011	$ 2,275,500	$ 2,275,500	6.116%
			10/27/2010	10/26/2011	10/26/2011	$ 303,400	$ 303,400	6.116%
Linshang Bank Yishui Branch	1) Middle & Small Scale Enterprise Credit Guarantee Co., Ltd; 2) Counter guaranteed by Yishui Underground Fluoresence Lake Tourism Developing Co., Ltd.	1) Third Party 2) Controlled by Zhang Shanjiu	5/28/2010	5/28/2011	5/28/2011	$ 758,500	$ 758,500	7.965%
Construction Bank Yishui Branch	1) LinYi Middle & Small Scale Enterprise Credit Guarantee Co., Ltd; 2) Counter guaranteed by Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd's usufruct (charging rights worth $ 5,396, 851)	1) Third Party 2) Company controlled by Zhang Shanjiu	8/2/2010	8/1/2011	8/1/2011	$ 606,800	$ 606,800	5.84%

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

As of December 31, 2010, we have made approximately $13.3 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

3.1	Agreement and Plan of Merger by and between BTHC XV, Inc. and BTHC XV, LLC, dated August 16, 2006.(1)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006.(1)

3.4	Certificate of Incorporation of BTHC XV, Inc.(1)

3.5	Bylaws of BTHC XV, Inc.(1)

10.1	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(5)+

10.2	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and ICBC, Yi Shui Branch dated January 20, 2010.(6)+

10.3	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 26, 2009.(3)+

10.4	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 24, 2009.(3)+

10.5	Credit Line Limit Agreement between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(3)+

10.6	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+

10.7	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+

10.8	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(5)+

10.9	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.10	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.11	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2010.(5)+

10.12	Loan Contract of Working Capital between Shandong Longkong Travel Development Co., Ltd. and Lin Shang Bank Co Ltd. Yishui Branch dated May 28, 2010.(3)+

10.13	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd, Yishui Branch dated May 11, 2010.(5)+

10.14	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd Yi Shui Branch dated July 5, 2009.(3)+

10.15	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 12, 2009.(3)+

10.16	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2009.(3)+

10.17	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(3)+

10.18	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Yu Xinbo dated December 30, 2007.(3)+†

10.19	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Kong Xianghai dated August 28, 2008.(3)+†

10.20	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Zhang Shanjiu dated December 30, 2007.(3)+†

10.21	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Chen Rongguang dated December 30, 2007.(3)+†

10.22	Employment Agreement between BTHC XV, Inc. and Yu Xinbo dated October 18, 2010.(3)†

10.23	Employment Agreement between BTHC XV, Inc. and Kong Xianghai dated October 18, 2010.(3)†

10.24	Employment Agreement between BTHC XV, Inc. and Zhang Shanjiu dated October 18, 2010.(3)†

10.25	Employment Agreement between BTHC XV, Inc. and Chen Rongguang dated October 18, 2010.(3)†

10.26	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.27	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Haizi Village Council dated November 26, 2004.(3)+

10.28	Lease Contract of Mountain Waste between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.29	Developing and Managing Contract of Yishuia Yao Dianzi Cave between Shandong Di Xia Da Xia Gu Nu You Kai Fa Co., Ltd. and PRC Government of Yaodianzi Town, Yishui County dated April 2, 2004.(3)+

10.30	Licensing Trade Mark Contract between Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd and Shandong Longkong Travel Development Co., Ltd. dated September 28, 2010.(3)+

10.31	Commitment of Contingent After-Payment or Call-Payment of Housing Fund of Zhang Shanjiu dated September 28, 2010.(3)+

10.32	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd., Shandong Yinlian Guarantee Co., Ltd, Li Hongwei and Yishui Rural Credit Cooperative dated April 30, 2010.(3)+

10.33	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.34	Pledge Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.35	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd (undated).(3)+

10.36	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated April 24, 2010.(3)+

10.37	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated December 31, 2009.(3)+

10.38	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 5, 2010.(3)+

10.39	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 9, 2010.(3)+

10.40	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 11, 2010.(3)+

10.41	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.42	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.43	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 7, 2010.(3)+

10.44	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 14, 2010.(3)+

10.45	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 22, 2010.(3)+

10.46	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 29, 2010.(3)+

10.47	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 5, 2010.(3)+

10.48	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 7, 2010.(3)+

10.49	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 9, 2010.(3)+

10.50	Exclusive Service Agreement between Long Fortune Valley Tourism International Limited and Greentree Financial Group, Inc. dated September 1, 2010.(3)

10.51
Schedules to the Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(4)

10.52
Grand Canyon & Fluorescent Lake Full-Pass Distribution Agreement, dated as of February 10, 2010, between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd.(5)+

10.53	Form of Cooperation Agreement between Shandong Longkong Travel Management Co., Ltd. and a travel agency.(6)+

10.54
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 21, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.* +

10.55	Contract of Loan of Small Scale Enterprise, dated October 22, 2010, between Shandong Longkong Travel Management Co., Ltd. and Industrial and Commercial Bank of China, Yishui Branch.* +

10.56
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 27, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.* +

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.(5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.(5)
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.
(5)	Incorporated by reference to BTHC’s Form 10-K filed on April 15, 2011.
(6)	Incorporated by reference to BTHC’s Form 8-K/A filed on June 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	June 29, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Shanjiu Zhang Shanjiu	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2011

/s/ Yu Xinbo Yu Xinbo	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 29, 2011

Exhibit Index

Exhibit No.	Description
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

3.1	Agreement and Plan of Merger by and between BTHC XV, Inc. and BTHC XV, LLC, dated August 16, 2006.(1)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006.(1)

3.4	Certificate of Incorporation of BTHC XV, Inc.(1)

3.5	Bylaws of BTHC XV, Inc.(1)

10.1	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(5)+

10.2	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and ICBC, Yi Shui Branch dated January 20, 2010.(6)+

10.3	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 26, 2009.(3)+

10.4	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 24, 2009.(3)+

10.5	Credit Line Limit Agreement between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(3)+

10.6	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+

10.7	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+

10.8	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(5)+

10.9	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.10	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.11	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2010.(5)+

10.12	Loan Contract of Working Capital between Shandong Longkong Travel Development Co., Ltd. and Lin Shang Bank Co Ltd. Yishui Branch dated May 28, 2010.(3)+

10.13	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd, Yishui Branch dated May 11, 2010.(5)+

10.14	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd Yi Shui Branch dated July 5, 2009.(3)+

10.15	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 12, 2009.(3)+

10.16	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2009.(3)+

10.17	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(3)+

10.18	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Yu Xinbo dated December 30, 2007.(3)+†

10.19	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Kong Xianghai dated August 28, 2008.(3)+†

10.20	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Zhang Shanjiu dated December 30, 2007.(3)+†

10.21	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Chen Rongguang dated December 30, 2007.(3)+†

10.22	Employment Agreement between BTHC XV, Inc. and Yu Xinbo dated October 18, 2010.(3)†

10.23	Employment Agreement between BTHC XV, Inc. and Kong Xianghai dated October 18, 2010.(3)†

10.24	Employment Agreement between BTHC XV, Inc. and Zhang Shanjiu dated October 18, 2010.(3)†

10.25	Employment Agreement between BTHC XV, Inc. and Chen Rongguang dated October 18, 2010.(3)†

10.26	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.27	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Haizi Village Council dated November 26, 2004.(3)+

10.28	Lease Contract of Mountain Waste between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.29	Developing and Managing Contract of Yishuia Yao Dianzi Cave between Shandong Di Xia Da Xia Gu Nu You Kai Fa Co., Ltd. and PRC Government of Yaodianzi Town, Yishui County dated April 2, 2004.(3)+

10.30	Licensing Trade Mark Contract between Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd and Shandong Longkong Travel Development Co., Ltd. dated September 28, 2010.(3)+

10.31	Commitment of Contingent After-Payment or Call-Payment of Housing Fund of Zhang Shanjiu dated September 28, 2010.(3)+

10.32	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd., Shandong Yinlian Guarantee Co., Ltd, Li Hongwei and Yishui Rural Credit Cooperative dated April 30, 2010.(3)+

10.33	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.34	Pledge Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.35	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd (undated).(3)+

10.36	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated April 24, 2010.(3)+

10.37	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated December 31, 2009.(3)+

10.38	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 5, 2010.(3)+

10.39	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 9, 2010.(3)+

10.40	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 11, 2010.(3)+

10.41	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.42	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.43	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 7, 2010.(3)+

10.44	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 14, 2010.(3)+

10.45	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 22, 2010.(3)+

10.46	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 29, 2010.(3)+

10.47	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 5, 2010.(3)+

10.48	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 7, 2010.(3)+

10.49	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 9, 2010.(3)+

10.50	Exclusive Service Agreement between Long Fortune Valley Tourism International Limited and Greentree Financial Group, Inc. dated September 1, 2010.(3)

10.51
Schedules to the Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(4)

10.52
Grand Canyon & Fluorescent Lake Full-Pass Distribution Agreement, dated as of February 10, 2010, between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd.(5)+

10.53	Form of Cooperation Agreement between Shandong Longkong Travel Management Co., Ltd. and a travel agency.(6)+

10.54
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 21, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.* +

10.55	Contract of Loan of Small Scale Enterprise, dated October 22, 2010, between Shandong Longkong Travel Management Co., Ltd. and Industrial and Commercial Bank of China, Yishui Branch.* +

10.56
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 27, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.* +

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.(5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.(5)
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.
(5)	Incorporated by reference to BTHC’s Form 10-K filed on April 15, 2011.
(6)	Incorporated by reference to BTHC’s Form 8-K/A filed on June 29, 2011.

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

The Company restated its consolidated Balance Sheet and Statement of Changes in Shareholders’ Equity to reflect the additional income tax liabilities for the year ended December 31, 2008 and all prior years since Longkong’s incorporation in 2004.  There were no changes to the reported earnings for the year ended December 31, 2010.  The Company determined that additional disclosure was required to disclose its significant tax liabilities and the related risks in its consolidated financial statements.

/s/ MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas
April 15, 2011 (except for Notes 2 and 13 which are dated June 28, 2011)

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

The Company restated its consolidated Balance Sheet and Statement of Changes in Shareholders’ Equity to reflect the additional income tax liabilities for the year ended December 31, 2008 and all prior years since Longkong’s incorporation in 2004.  There were no changes to the reported earnings for the year ended December 31, 2010.  The Company determined that additional disclosure was required to disclose its significant tax liabilities and the related risks in its consolidated financial statements.

/s/ MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas
April 15, 2011 (except for Notes 2 and 13 which are dated June 28, 2011)

Registered with the Public Company
       Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of
BTHC XV, Inc.
Yishui, China

We have audited the accompanying consolidated balance sheet of BTHC XV, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The local competent tax authorities of PRC collect enterprise tax from Longkong through verification collection.  Longkong has obtained receipts from the local competent tax authorities indicating that it has paid all taxes in full for the years ended December 31, 2009 and 2008.  On June 23, 2011, Longkong determined that its income taxes shall be governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% and 33% prior thereto.  Therefore, the Company has restated its financial statements for the year ended December 31, 2009 and all prior years since Longkong’s incorporation in 2004.  The Company also restated various asset, liability and operating expense accounts for the year ended December 31, 2009 due to multiple errors noted.  See Note 2 and 13.

/s/ Zhonglei Certified Public Accountants Ltd.

Zhonglei Certified Public Accountants Ltd.

Beijing, PRC
March 30, 2010 (except for Notes 2 and 13 which are dated June 28, 2011)

BTHC XV, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
Current Assets:	(Restated)	(Restated)
Cash and cash equivalents	$208,955	$1,076,000
Accounts receivable, net of allowance of doubtful accounts of $- and $-	36,968	-
Other receivable and advance payments	1,089,533	115,000

Notes receivable from related parties	13,294,033	4,778,000

Deferred tax assets	380,465	105,000
Other current assets	25,354	24,000
Total current assets	15,035,308	6,098,000

Property, plant and equipment, net	13,603,339	9,996,000
Intangible assets, net	259,218	-
Long term investment	306,156	293,000
Other assets	140,959	140,000
Total Assets	$29,344,980	$16,527,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399,472	$890,000
Accrued liabilities	277,108	290,001
Taxes payable	3,917,347	3,224,000

Short term debt	10,315,600	2,490,000

Due to related parties	28,463	-
Total current liabilities	14,937,990	6,894,001
Long term deferred tax liabilities	32,967	-
Total Liabilities	14,970,957	$6,894,001

Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 and 17,185,177 shares issued and outstanding, respectively	18,090	17,185
Additional paid-in capital	1,172,358	950,814
Statutory reserves	913,370	593,000
Retained earnings	11,282,284	7,602,000
Accumulated other comprehensive income	987,921	470,000
Total shareholders’ equity	14,374,023	9,632,999
Total Liabilities and Shareholders' Equity	$29,344,980	$16,527,000
The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

	Year ended December 31,
	2010	2009
		(Restated)
Revenue	$9,144,581	$9,543,000
Operating Expenses
Selling expense	2,400,806	2,045,000
General and administrative	1,383,428	875,000

Total operating expenses	3,784,234	2,920,000

Income from Operations	5,360,347	6,623,000

Other Income (Expenses), net	(162,234)	88,000

Income before Income Taxes	5,198,113	6,711,000
Income taxes	(1,197,459)	(1,677,000)

Net Income	$4,000,654	$5,034,000

Other Comprehensive Income Foreign currency translation adjustment	517,921	20,000

Comprehensive Income	$4,518,575	$5,054,000
Earnings per Share, Basic and Diluted	$0.23	$0.29
Weighted Average Shares Outstanding, Basic and Diluted	17,371,030	17,185,177

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance at December 31, 2008 (Restated)	-	$-	17,185,177	$17,185	$949,814	$450,000	$593,000	$2,568,000	$4,577,999
Contributions from shareholders					1,000				1,000
Foreign currency translation adjustment						20,000			20,000
Net income								5,034,000	5,034,000

Balance at December 31, 2009 (Restated)	-	-	17,185,177	17,185	950,814	470,000	593,000	7,602,000	9,632,999
Shares issued at share exchange and direct costs			904,483	905	(429,171)				(428,266)
Contributions from shareholders					650,715				650,715
Foreign currency translation adjustment						517,921			517,921
Allocation of statutory reserve							320,370	(320,370)	-
Net income								4,000,654	4,000,654

Balance at December 31, 2010 (Restated)	-	$-	18,089,660	$18,090	$1,172,358	$987,921	$913,370	$11,282,284	$14,374,023

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net income	$4,000,654	$5,034,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	689,628	760,000
Amortization expense	5,033	2,000
Amortization of prepaid rent	3,199	-
Investment income	(2,687)	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(36,051)	-
(Increase)/decrease in other receivable and advance payments	(946,805)	86,000
(Increase)/decrease in deferred tax assets	(265,444)	-
Increase/(decrease) in accounts payable	(611,184)	517,000
Increase/(decrease) in accrued liabilities	(583)	208,000
Increase/(decrease) in taxes payable	636,451	1,147,000
Increase/(decrease) in due to related parties	27,757	-
Increase/(decrease) in long term deferred tax liabilities	32,150	(105,000)
Net cash provided by operating activities	3, 532,118	7,649,000

Cash flows from investing activities:
Cash paid for notes receivable from related parties	(8,137,970)	(4,778,000)
Cash paid for long term investment	(257,826)	(293,000)
Cash paid for purchase of property, plant and equipment	(3,778,044)	(2,754,000)
Net cash used in investing activities	(12,173,840)	(7,825,000)

Cash flows from financing activities:
Proceeds from short term debt	12,279,020	2,490,000
Principal payments on short term debt	(4,734,080)	-
Cash proceeds from shareholders capital contribution	650,715	-
Cash paid to restructure capital structure	(428,266)	-
Cash paid for reduction of capital	-	(1,273,000)
Net cash provided by financing activities	7,767,389	1,217,000

Effect of foreign exchange rate changes	7,288	(22,000)

Net increase (decrease) in cash and cash equivalents	(867,045)	1,019,000

Cash and cash equivalents at beginning of year	1,076,000	57,000
Cash and cash equivalents at end of year	$208,955	$1,076,000

Supplemental information:
Income taxes paid	$839,692	$580,000
Interest paid	$338,513	$26,000

Non-cash investing and financing activities:
Construction in progress purchased on credit	$80,866	$-
Allocation of statutory reserve	$320,370	$-

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

Longkong was organized with an initial registered capital of approximately $2.4 million, which was 79.2% owned by Zhang Shanjiu and 20.8% owned by Zhang Qian, Zhang Shanjiu’s daughter.  Since then the Company experienced several equity transactions and by the end of 2008, the Company was 100% held by Long Fortune Valley Limited, a company organized under the laws of Gibraltar (“Fortune Valley”) with registered capital of approximately $967,000. Fortune Valley was a company that was established on behalf of Zhang, Shanjiu by a third party trustee in Gibraltar.  The shares of Fortune Valley were held in trust for the benefit of Zhang, Shanjiu, who beneficially owned the shares of Fortune Valley and had the ability to exercise control over Fortune Valley.  On December 29, 2009, Fortune Valley sold 100% of the equity interests in Longkong to LFHK for $1.  Both Fortune Valley and the trust were dissolved after the sale of Longkong to LFHK.  In December 2010, Longkong’s registered capital increased to approximately $4.2 million.

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

Revenue Recognition

Revenue of the Company is generated from admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees and parking fees.  Revenue is recognized when the service has occurred and payment has been received from visitors.  An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  The Company does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are being used.  Occasionally, visitors are granted admissions to the Underground Grand Canyon on credit.  At such times, the Company recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes.  Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues.  Such taxes were $368,065 and $379,082 for the years ended December 31, 2010 and 2009, respectively.

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

Starting January 1, 2010, the Company and a related party company, Yishui Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), marketed a bundled pass for both attractions.  The proceeds are being shared by the two companies and the transaction is deemed to be a related party transaction.  A bundled pass is for same-day general access to the Company’s “Underground Grand Canyon” tourist destination and same-day general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no used, unexpired passes and therefore no deferred revenue at December 31, 2010.  For the year ended December 31, 2010, the arrangement resulted in ticket sales of approximately $28,000 being allocated to the Fluorescent Lake.

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

Restatement

The local competent tax authorities of PRC collect enterprise tax from Longkong through verification collection.  Longkong has obtained receipts from the local competent tax authorities indicating that it has paid all taxes in full for the years ended December 31, 2009 and 2008.  On June 23, 2011, Longkong determined that its income taxes shall be governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% effective January 1, 2008 and 33% prior thereto.  Therefore, the Company has restated its financial statements for the years ended December 31, 2009, 2008 and all prior years since Longkong’s incorporation in 2004.  The Company has restated the accompanying Consolidated Statements of Balance Sheet, Operations, Changes in Shareholders’ Equity and Cash Flows for the year ended December 31, 2009, Consolidated Statements of Balance Sheet and Changes in Shareholders’ Equity for the year ended December 31, 2010, and the notes to the consolidated financial statements.  The Company also discovered multiple errors for the year ended December 31, 2009, which resulted in adjustments of assets, liabilities, operating expenses and income taxes for the period.  A summary of the items affected by the corrections is at Note 13.

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

NOTE 4 - PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:
	December 31,
	2010	2009
Building	$11,191,052	$10,231,000

Machinery and equipment	727,288	580,000
Office equipment	188,701	132,000
Automobiles	852,338	766,000

Total at Cost	12,959,379	11,709,000

Less: accumulated depreciation	(3,138,170)	(2,346,000)

Construction in progress	3,782,130	633,000

Property, plant and equipment, net	$13,603,339	$9,996,000

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

NOTE 7 – SHORT TERM DEBT

As of December 31, 2010 and 2009, the Company’s short term debts consist of the following:

	Term	Maturity Date	Interest Rate	December 31,
	(Months)			2010		2009
Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$910,200	(a)	$-
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	303,400	(b)	-
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	455,100	(c)	-
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	1,517,000	(a)	-
Industrial and Commercial Bank of China	9	04/28/2010	7.965%	-		293,000	(d)
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,061,900	(e)	-
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	758,500	(e)	-
Bank of China	11	10/26/2010	5.38%	-		2,197,000	(f)
Bank of China	12	09/28/2011	5.841%	455,100	(f)	-
Bank of China	12	10/20/2011	6.116%	2,275,500	(f)	-
Bank of China	12	10/26/2011	6.116%	303,400	(f)	-
LinShang Bank	12	05/28/2011	7.965%	758,500	(g)	-
Construction Bank of China	12	7/25/2011	5.84%	910,200	(d)	-
Construction Bank of China	12	08/01/2011	5.84%	606,800	(g)	-
				$10,315,600		$2,490,000

(a)	Guaranteed by Zhang, Sanjun; pledged by Longkong's usufruct.
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

13. RESTATEMENTS

The following table is the summary of the restatements in 2010 financial statements.

BTHC XV, Inc.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010
(In $ '000 )

	As Previously Reported	Adjustments	As Restated
Assets
Total current assets	$15,035	-	$15,035
Total non-current assets	14,310	-	14,310
Total Assets	$29,345	-	$29,345

Liabilities and Stockholders' Equity
Taxes payable	$1,840	2,077	$3,917
Other current liabilities	11,021	-	11,021
Total current liabilities	12,861	2,077	14,938
Long term deferred tax liabilities	33	-	33
Total Liabilities	$12,894	2,077	$14,971

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	$18	-	$18
Additional paid-in capital	1,172	-	1,172
Statutory reserves	914	-	914
Retained earnings	13,359	(2,077)	11,282
Accumulated other comprehensive income	988		988
Total stockholders' equity	16,451	(2,077)	14,374
Total Liabilities and Stockholders' Equity	$29,345	-	$29,345

As a result of the restatement of tax liabilities for the year ended December 31, 2008, tax payable as of December 31, 2010 increased by $900,000 and retained earnings as of December 31, 2010 decreased by $900,000.  As a result of the restatement of tax liabilities for all years prior to 2008 since Longkong’s incorporation in 2004, tax payable as of December 31, 2010 increased by $1,177,000 and retained earnings as of December 31, 2010 decreased by $1,177,000.

The following tables are summaries of the restatements in 2009 financial statements.

BTHC XV, Inc.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009
(In $ '000 )

	As Previously Reported	Adjustments	As Restated
Assets
Current Assets
Cash and cash equivalents	$1,076	-	$1,076
Other receivables and advance payments	508	(393)	115
Due from related parties	4,778	-	4,778
Deferred tax assets	-	105	105
Short term prepaid rents	24	-	24
Total current assets	6,386	(288)	6,098
Property, plant and equipment, net	9,925	71	9,996
Intangible assets, net	71	(71)	-
Long term prepaid rent	179	(39)	140
Long term investment	-	293	293
Total Assets	$16,561	(34)	$16,527

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$737	153	$890
Accrued liabilities	76	214	290
Taxes payable	-	3,224	3,224
Short term loans	2,490	-	2,490
Total current liabilities	$3,303	3,591	$6,894

Stockholders' Equity
Common stock, $.001 par value, 40,000,000 shares authorized, 17,185,177 shares issued and outstanding	$17	-	$17
Additional paid-in capital	951	-	951
Statutory reserves	593	-	593
Retained earnings	11,225	(3,623)	7,602
Accumulated other comprehensive income	472	(2)	470
Total stockholders' equity	13,258	(3,625)	9,633
Total Liabilities and Stockholders' Equity	$16,561	(34)	$16,527

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

BTHC XV, Inc.
  Condensed Parent Company Balance Sheet
 (US Dollars in Thousands)

December 31,
2010
ASSETS

Investment in subsidiaries, at equity in net assets	$14,374
Total Assets	$14,374

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES	$-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding at December 31, 2010	18
Additional paid-in capital	1,173
Statutory reserves	913
Retained earnings	11,282
Accumulated other comprehensive income	988
Total Stockholders' Equity	14,374
Total Liabilities & Stockholders' Equity	$14,374

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