Form 10-Q/A
period 2011-03-31
BTHC XV, Inc.
filed 2011-07-01
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

BTHC XV, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission (the “SEC”) on May 26, 2011 (the “Original Filing”).  The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) in response to comments it has received from the Division of Corporation Finance of the SEC on May 18, 2011 with respect to its Current Report on Form 8-K/A filed with the SEC on April 22, 2011 and its Annual Report on Form 10-K/A filed with the SEC on April 15, 2011.  Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify or update any other information in the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been updated or revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

BTHC XV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

_______________

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
	(Restated)	(Restated)

Cash and cash equivalents	$89,200	$208,955
Accounts receivable, net of allowance of $- and $-	34,041	36,968
Other receivable and advance payments	1,254,958	1,089,533
Notes receivable from related parties	15,706,180	13,294,033
Deferred tax assets	381,719	380,465
Other current assets	172,313	25,354
Total current assets	17,638,411	15,035,308

Property, plant and equipment, net	13,516,233	13,603,339
Intangible assets, net	257,713	259,218
Long term investment	307,165	306,156
Other assets	145,951	140,959
Total assets	$31,865,473	$29,344,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,491	$399,472
Accrued liabilities	324,624	277,108
Short term debt	12,343,420	10,315,600
Taxes payable	3,926,781	3,917,347
Due to related parties	485,156	28,463
Total current liabilities	17,492,472	14,937,990
Long term deferred tax liabilities	33,075	32,967
Total liabilities	$17,525,547	$14,970,957
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	18,090	18,090
Additional paid in capital	1,172,358	1,172,358
Statutory reserves	913,370	913,370
Accumulated other comprehensive income	1,042,102	987,921
Retained earnings	11,194,006	11,282,284
Total shareholders’ equity	14,339,926	14,374,023
Total liabilities and shareholders’ equity	$31,865,473	$29,344,980

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

Revenue Recognition
Revenue of the Company is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees (beginning February 2011) and parking fees.  A bundled pass is for same-day general access to the Company’s “Underground Grand Canyon” tourist destination and same-day general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”).  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at March 31, 2011.

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

On April 12, 2011, Greentree filed its opposition to BTHC’s and LFVT Cayman’s motion to dismiss the Amended Complaint.  On April 22, 2011, BTHC and LFVT Cayman filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to any decision by the Court on the motion to dismiss, Greentree filed a Notice of Settlement, notifying the Court that Greentree, BTHC and LFVT Cayman have reached an agreement in principle to settle all claims involving BTHC and LFVT Cayman.  The Settlement Agreement has been fully executed, and the parties are in the process of carrying out their respective obligations under the Settlement Agreement, but there can be no assurance that the settlement will be finalized or approved by the Court.  The preliminary settlement amount has been accrued for the three months ended March 31, 2011.

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

9.     Restatements

The following table is the summary of the restatements in the March 31, 2011 financial statements.

BTHC XV, Inc.
CONSOLIDATED BALANCE SHEETS
March 31, 2011
(In $ '000 )

	As Previously Reported	Adjustments	As Restated
Assets
Total current assets	$17,638	-	$17,638
Total non-current assets	14,227	-	14,227
Total Assets	$31,865	-	$31,865

Liabilities and Stockholders’ Equity
Taxes payable	$1,850	2,077	$3,927
Other current liabilities	13,566	-	13,566
Total current liabilities	15,416	2,077	17,493
Long term deferred tax liabilities	33	-	33
Total Liabilities	$15,449	2,077	$17,526

Stockholders’ Equity

Common stock, $.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	$18	-	$18
Additional paid-in capital	1,172	-	1,172
Statutory reserves	913	-	913
Retained earnings	13,271	(2,077)	11,194
Accumulated other comprehensive income	1,042		1,042
Total stockholders' equity	16,416	(2,077)	14,339
Total Liabilities and Stockholders’ Equity	$31,865	-	$31,865

The Company restated its income tax liabilities for the year ended December 31, 2008 and all prior years since Longkong’s incorporation in 2004 to reflect the additional income taxes as a result of applying the PRC statutory income tax rate of 25% effective January 1, 2008 and 33% prior thereto.  There were no changes to the reported earnings for March 31, 2011 and 2010.  As a result, tax payable at March 31, 2011 increased by $2,077,000 and retained earnings at March 31, 2011 decreased by $2,077,000.

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

The number of visitors to the Underground Grand Canyon increased from 536,000 in 2008 to 749,000 in 2009.  However, the number of visitors decreased to 672,000 in 2010 primarily due to a colder than average spring in China and two large, non-recurring tourist events in China, the 16th Asian Games hosted in Guangzhou and the World Exposition hosted in Shanghai, both of which events created additional competition for discretionary spending in 2010.  The Asian Games, dating back to 1951, are held every four years and only once prior to 2010 has China been the host country for the Asian Games.  The World Exposition, dating back to 1851, is a worldwide exposition held every two to three years and only once prior to 2010 has China been the host country for the World Exposition.  Management views these factors as short-term in nature, but there can be no assurance that, over the long-term, China will not be a host country for the Asian Games or the World Exposition or other events that could compete for consumers’ discretionary spending or that the climate will not affect the number of visitors to the Underground Grand Canyon.  With management expecting a return to an average spring temperature in 2011 and management’s lack of awareness of international or worldwide tourist events on the scale of the Asian Games or World Exposition being hosted in China in 2011, we anticipate an increase in the number of visitors in 2011 once the busy season begins, although there can be no assurance that the number of visitors will, in fact, increase.

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

Revenue Recognition

Revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees, treasure hunting cave fees (beginning February 2011) and parking fees.  A bundled pass is for same-day general access to our “Underground Grand Canyon” tourist destination and same-day general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at March 31, 2011.

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

On April 12, 2011, Greentree filed its opposition to BTHC’s and Long Fortune’s motion to dismiss the Amended Complaint.  On April 22, 2011, BTHC and Long Fortune filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to any decision by the Court on the motion to dismiss, Greentree filed a Notice of Settlement, notifying the Court that Greentree, BTHC and Long Fortune have reached an agreement in principle to settle all claims involving BTHC and Long Fortune.  The Settlement Agreement has been fully executed, and the parties are in the process of carrying out their respective obligations under the Settlement Agreement, but there can be no assurance that the settlement will be finalized or approved by the Court.

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

As of March 31, 2011, we have made approximately $15.7 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

BTHC XV, Inc.
(Registrant)

Date:	July 1, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 1, 2011	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*