Form 10-K/A
period 2010-12-31
BTHC XV, Inc.
filed 2011-08-19
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

ii

EXPLANATORY NOTE

BTHC XV, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”).  On June 29, 2011, the Company filed an amendment to the Original Filing (“Amendment No. 1”) in response to comments it received from the Division of Corporation Finance of the SEC on May 18, 2011.  The Company is filing this Annual Report on Form 10-K/A (the “Form 10-K/A”) in response to comments it has received from the Division of Corporation Finance of the SEC on July 22, 2011.  Except as described above and for the addition of certain clarifying information, no other changes have been made to Amendment No. 1, and this Form 10-K/A does not modify or update any other information in Amendment No. 1.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been updated or revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Longkong is party to a revenue sharing arrangement with Fluorescent Lake, a related-party.  To the extent the revenue sharing arrangement produces material revenue for Longkong, changes in such arrangement that are not beneficial to Longkong, or a termination of the arrangement, could have a material adverse effect on our results of operations and financial condition.

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

While negotiating the terms of the Revenue Sharing Agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake primarily because Longkong’s management expected those visitors to otherwise visit the Underground Grand Canyon and pay the full admission ticket price.

The Revenue Sharing Agreement only contains the economic terms described above and otherwise does not contain any other terms or conditions.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us, though no modifications are anticipated at this time, other than those made as a result of the approval by the local government of an increase in our admission ticket price for visitors effective April 1, 2011, which led to an increase in the price of the bundled pass also effective that date.  It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the agreement annually and determine whether to continue the relationship as is, modify the existing terms or terminate the relationship.  If the terms of the Revenue Sharing Agreement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.

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

Revenue decreased approximately $0.4 million during the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009, however, the decrease would have been higher had it not been for sales of the bundled pass and revenue sharing agreement with Fluorescent Lake, which accounted for approximately 17.7% of our total revenue in 2010 (118,000 total visitors accounting for approximately $1.7 million).  Of the approximately 118,000 visitors who used a bundled pass, approximately 99,000 of the passes were sold by the Underground Grand Canyon and approximately 19,000 of the passes were sold by the Fluorescent Lake.  The revenue sharing agreement effectively allows us to obtain a premium price (approximately $4.75 higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass is sold by Longkong.  Alternatively, if a bundled pass is sold by Fluorescent Lake, we receive approximately $5.00 less than the regular admission ticket price.  The revenue sharing agreement with Fluorescent Lake does not contain terms and conditions other than the economic terms described above.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us.  In early 2011, Longkong’s and Fluorescent Lake’s management reviewed the terms of the agreement and determined not to make any changes to the agreement for the 2011 fiscal year.  However, in March 2011, the local government approved an increase in our admission ticket price for visitors effective April 1, 2011, which led to an increase in the price of the bundled pass also effective that date. It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the revenue sharing arrangementannually.  If the terms of the revenue sharing arrangement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.  See “Risk Factors – Risks Relating to Our Business – Longkong is party to a revenue sharing arrangement with Fluorescent Lake, a related-party.  To the extent the revenue sharing arrangement produces material revenue for Longkong, changes in such arrangement that are not beneficial to Longkong, or a termination of the arrangement, could have a material adverse effect on our results of operations and financial condition.”

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

	For the fiscal year ended December 31,
	2010		2009
	(in thousands of U.S. dollars)
			(Restated)

Revenues (including $615,000 related party commission for the year ended December 31, 2010)	$9,145	100%	$9,543	100%
Selling expenses	2,401	26	2,045	21
General and administrative expenses	1,383	15	875	9
Income from operations	5,361	59	6,623	70
Other income (expenses)	(162)	2	88	1
Income before income taxes	5,199	57	6,711	71
Income tax expense	1,198	13	1,677	18
Net income	4,001	44	5,034	53

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB 6.7595 to $1 for the fiscal year ended December 31, 2010 and the exchange rate of RMB 6.835 to $1 for the fiscal year ended December 31, 2009.

Revenues.  Our sales revenue is generated from bundled passes (beginning January 1, 2010), admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  An admission ticket (RMB76) is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue decreased approximately $0.4 million, or approximately 4.2%, to approximately $9.1 million in the fiscal year ended December 31, 2010 from approximately $9.5 million in the fiscal year ended December 31, 2009.

Revenue from sales of bundled passes was approximately $1.7 million (including approximately $615,000 in related party commissions) in the fiscal year ended December 31, 2010 and the number of visitors who used a bundled pass was approximately 118,000 during the fiscal year ended December 31, 2010.  Because the bundled pass was first available in January 2010, there is no comparable data to provide for the fiscal year ended December 31, 2009.  Of the 118,000 visitors who used a bundled pass, approximately 99,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $1.6 million in revenue (approximately $671,000 in related party commissions received) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake, and approximately 19,000 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.1 million in revenue (approximately $56,000 in related party commissions paid) to Longkong and approximately $0.2 million in revenue to Fluorescent Lake.  A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68.  Therefore, our relative fair value of each bundled pass is RMB62, which is the proportion that our regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.

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

Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  While negotiating the terms of the revenue sharing agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake.  The revenue sharing agreement only contains the economic terms summarized above and is otherwise terminable at the will of either party and does not contain a term.  Longkong’s and Fluorescent Lake’s management expects to review the terms of the revenue sharing agreement annually and decide whether to continue the relationship as is, modify the existing terms, which could be more or less beneficial to Longkong, or terminate the relationship.

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at December 31, 2010.

A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68.  Therefore, our relative fair value of each bundled pass is RMB62, which is the proportion that our regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.

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

On January 1, 2010, Longkong began selling a bundled pass for general access to the “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  On February 11, 2010, Longkong and Fluorescent Lake executed a revenue sharing agreement, effective as of January 1, 2010 (the “Revenue Sharing Agreement”).  Pursuant to the terms of the Revenue Sharing Agreement, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  Revenue from sales of bundled passes was approximately $1.7 million (including approximately $615,000 in related party commissions) in the fiscal year ended December 31, 2010 and the number of visitors who used a bundled pass was approximately 118,000 during the fiscal year ended December 31, 2010.  Of the 118,000 visitors who used a bundled pass, approximately 99,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $1.6 million in revenue (approximately $671,000 in related party commissions received) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake, and approximately 19,000 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.1 million in revenue (approximately $56,000 in related party commissions paid) to Longkong and approximately $0.2 million in revenue to Fluorescent Lake.  No payments were made to or received by Fluorescent Lake during the fiscal year ended December 31, 2010.  As of December 31, 2010, there is a net payable to Fluorescent Lake in the amount of approximately $28,000.

A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68.  Therefore, our relative fair value of each bundled pass is RMB62, which is the proportion that our regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.

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

The following table lists details of related-party guarantees pursuant to which a related party has executed a guarantee contract with Longkong and the creditor to guarantee loans of Longkong:

Creditor	Guarantor	Relationship	Date of commencement of Guarantee	Date of termination of Guarantee	Due Date of Loan	Principal Balance of Loan Underlying Guarantee as of December 31, 2010 ($ in thousands)	Largest Aggregate Principal Amount of Loan Underlying Guarantee during the Fiscal Year Ended December 31, 2010 ($ in thousands)	Interest Rate of Loan Underlying Guarantee
Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	4/21/2010	4/20/2011	4/20/2011	$ 910,200	$ 910,200	10.62%
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Tourism Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 303,400	$ 303,400	5.31%
Yishui Rural Credit Cooperatives	1) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 2) Junan Tianma Island Toursim Developing Co., Ltd; 3) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Director	5/21/2010	4/26/2011	4/26/2011	$ 455,100	$ 455,100	11.15%
Yishui Rural Credit Cooperatives	Zhang Shanjiu	Director	5/24/2010	5/20/2011	5/20/2011	$ 1,517,000	$ 1,517,000	10.62%
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	9/21/2010	9/15/2011	9/15/2011	$ 1,061,900	$ 1,061,900	6.372%
Industrial and Commercial Bank of China Yishui branch	Zhang Shanjiu	Director	10/22/2010	10/14/2011	10/14/2011	$ 758,500	$ 758,500	6.672%
Bank of China Yishui branch	1) Yishui Yinhe Tourisam Developing Co., Ltd; 2) Junan Tianma I sland Tourism Developing Co., Ltd; 3) Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd; 4) Zhang Shanjiu	1) Controlled by Zhang Shanjiu 2) Controlled by Zhang Shanjiu 3) Controlled by Zhang Shanjiu 4) Director	9/29/2010	9/28/2011	9/28/2011	$ 455,100	$ 455,100	5.841%
			10/21/2010	10/20/2011	10/20/2011	$ 2,275,500	$ 2,275,500	6.116%
			10/27/2010	10/26/2011	10/26/2011	$ 303,400	$ 303,400	6.116%

Creditor	Guarantor	Relationship	Date of commencement of Guarantee	Date of termination of Guarantee	Due Date of Loan	Principal Balance of Loan Underlying Guarantee as of December 31, 2010 ($ in thousands)	Largest Aggregate Principal Amount of Loan Underlying Guarantee during the Fiscal Year Ended December 31, 2010 ($ in thousands)	Interest Rate of Loan Underlying Guarantee
Linshang Bank Yishui Branch	1) Middle & Small Scale Enterprise Credit Guarantee Co., Ltd; 2) Counter guaranteed by Yishui Underground Fluoresence Lake Tourism Developing Co., Ltd.	1) Third Party 2) Controlled by Zhang Shanjiu	5/28/2010	5/28/2011	5/28/2011	$ 758,500	$ 758,500	7.965%
Construction Bank Yishui Branch	1) LinYi Middle & Small Scale Enterprise Credit Guarantee Co., Ltd; 2) Counter guaranteed by Yishui Underground Fluorescence Lake Tourism Developing Co., Ltd's usufruct (charging rights worth $ 5,396, 851)	1) Third Party 2) Company controlled by Zhang Shanjiu	8/2/2010	8/1/2011	8/1/2011	$ 606,800	$ 606,800	5.84%

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

10.54
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 21, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.(7) +

10.55	Contract of Loan of Small Scale Enterprise, dated October 22, 2010, between Shandong Longkong Travel Management Co., Ltd. and Industrial and Commercial Bank of China, Yishui Branch.(7) +

10.56
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 27, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.(7) +

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.(5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.(5)
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.
(5)	Incorporated by reference to BTHC’s Form 10-K filed on April 15, 2011.
(6)	Incorporated by reference to BTHC’s Form 8-K/A filed on June 29, 2011.
(7)	Incorporated by reference to BTHC’s Form 10-K/A filed on June 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	August 19, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Shanjiu Zhang Shanjiu	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	August 19, 2011

/s/ Yu Xinbo Yu Xinbo	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 19, 2011

Exhibit Index

Exhibit No.	Description
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

10.54
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 21, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.(7) +

10.55	Contract of Loan of Small Scale Enterprise, dated October 22, 2010, between Shandong Longkong Travel Management Co., Ltd. and Industrial and Commercial Bank of China, Yishui Branch.(7) +

10.56
Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 27, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch. (7)+

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.(5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Opinion of HighKing & Partners.(5)
_____________________________

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.
(5)	Incorporated by reference to BTHC’s Form 10-K filed on April 15, 2011.
(6)	Incorporated by reference to BTHC’s Form 8-K/A filed on June 29, 2011.
(7)	Incorporated by reference to BTHC’s Form 10-K/A filed on June 29, 2011.

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

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

	Year ended December 31,
	2010	2009
		(Restated)
Revenue (including $615,000 related party commission for the year ended December 31, 2010)	$9,144,581	$9,543,000
Operating Expenses
Selling expense	2,400,806	2,045,000
General and administrative	1,383,428	875,000

Total operating expenses	3,784,234	2,920,000

999Income from Operations	5,360,347	6,623,000

Other Income (Expenses), net	(162,234)	88,000

Income before Income Taxes	5,198,113	6,711,000
Income taxes	(1,197,459)	(1,677,000)

Net Income	$4,000,654	$5,034,000

Other Comprehensive Income Foreign currency translation adjustment	517,921	20,000

Comprehensive Income	$4,518,575	$5,054,000
Earnings per Share, Basic and Diluted	$0.23	$0.29
Weighted Average Shares Outstanding, Basic and Diluted	17,371,030	17,185,177

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance at December 31, 2008 (Restated)	-	$-	17,185,177	$17,185	$949,814	$450,000	$593,000	$2,568,000	$4,577,999
Contributions from shareholders					1,000				1,000
Foreign currency translation adjustment						20,000			20,000
Net income								5,034,000	5,034,000

Balance at December 31, 2009 (Restated)	-	-	17,185,177	17,185	950,814	470,000	593,000	7,602,000	9,632,999
Shares issued at share exchange and direct costs			904,483	905	(429,171)				(428,266)
Contributions from shareholders					650,715				650,715
Foreign currency translation adjustment						517,921			517,921
Allocation of statutory reserve							320,370	(320,370)	-
Net income								4,000,654	4,000,654

Balance at December 31, 2010 (Restated)	-	$-	18,089,660	$18,090	$1,172,358	$987,921	$913,370	$11,282,284	$14,374,023

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

Starting January 1, 2010, the Company and a related party company, Yishui Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), marketed a bundled pass for both attractions.  The proceeds are being shared by the two companies and the transaction is deemed to be a related party, non-arms’ length transaction.  A bundled pass is for same-day general access to the Company’s “Underground Grand Canyon” tourist destination and same-day general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.

Through a revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  While negotiating the terms of the revenue sharing agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake.  The revenue sharing agreement only contains the economic terms summarized above and is otherwise terminable at the will of either party and does not contain a term.  Longkong’s and Fluorescent Lake’s management expects to review the terms of the revenue sharing agreement annually and decide whether to continue the relationship as is, modify the existing terms, which could be more or less beneficial to Longkong, or terminate the relationship.

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at December 31, 2010.  For the year ended December 31, 2010, the arrangement resulted in ticket sales of approximately $28,000 being allocated to the Fluorescent Lake.

A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68.  Therefore, Longkong’s relative fair value of each bundled pass is RMB62, which is the proportion that its regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, Longkong receives a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong receives RMB20 less than its relative fair value.  The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Ground Canyon.  The amount of the net related party commissions received during the fiscal year ended December 31, 2010 was approximately $615,000.

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