Form 10-Q/A
period 2011-03-31
BTHC XV, Inc.
filed 2011-08-19
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 2)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

BTHC XV, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission (the “SEC”) on May 26, 2011 (the “Original Filing”).  On July 1, 2011, the Company filed an amendment to the Original Filing (“Amendment No. 1”) in response to comments it received from the Division of Corporation Finance of the SEC on May 18, 2011.  The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) in response to comments it has received from the Division of Corporation Finance of the SEC on July 22, 2011.  Except as described above, no other changes have been made to Amendment No. 1, and this Form 10-Q/A does not modify or update any other information in Amendment No. 1.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been updated or revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues (including $12,500 and $45,000 related party commissions for the three months ended March 31, 2011 and 2010, respectively)	$989,969	1,321,395
Operating Expenses
Selling expense	508,323	447,521
General and administrative	295,158	318,275
Total Operating Expenses	803,481	765,796
Income from Operations	186,488	555,599
Other Expenses, net	(287,519)	(53,582)
Income (Loss) before Income Taxes	(101,031)	502,017
Income taxes	(12,753)	128,749
Net Income (Loss)	$(88,278)	373,268

Other Comprehensive Income (Loss) Foreign currency translation adjustment	54,181	(12,177)
Comprehensive Income (Loss)	$(34,097)	361,091
Earnings (Loss) per Share, Basic and Diluted	$(0.00)	0.02
Weighted Average Shares Outstanding, Basic and Diluted	18,089,660	17,185,177

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

A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68.  Therefore, Longkong’s relative fair value of each bundled pass is RMB62, which is the proportion that its regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, Longkong receives a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong receives RMB20 less than its relative fair value.  The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Ground Canyon.  The amount of the net related party commissions received during the three months ended March 31, 2011 and 2010 was approximately $12,500 and approximately $45,000, respectively.

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

In addition, sales of the bundled pass and revenue sharing agreement with Fluorescent Lake accounted for approximately 3.8% of our total revenue for the three months ended March 31, 2011 (2,600 total visitors accounting for approximately $37,000).  Of the approximately 2,600 visitors who used a bundled pass, approximately 2,000 of the passes were sold by the Underground Ground Canyon and approximately 600 of the passes were sold by the Fluorescent Lake.  The revenue sharing agreement effectively allows us to obtain a premium price (approximately $4.75 higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass is sold by Longkong.  Alternatively, if a bundled pass is sold by Fluorescent Lake, we receive approximately $5.00 less than the regular admission ticket price.  The revenue sharing agreement with Fluorescent Lake does not contain terms and conditions other than the economic terms described above.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us.  In early 2011, Longkong’s and Fluorescent Lake’s management reviewed the terms of the agreement and determined not to make any changes to the agreement for the 2011 fiscal year.  However, in March 2011, the local government approved an increase in our admission ticket price for visitors effective April 1, 2011, which led to an increase in the price of the bundled pass also effective that date. It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the revenue sharing arrangementannually.  If the terms of the revenue sharing arrangement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.

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

	For the three months ended March 31,
	2011		2010
	(in thousands of U.S. dollars)
Revenues (including $12,500 and $45,000 related party commissions for the three months ended March 31, 2011 and 2010, respectively)	$990	100%	$1,321	100%
Selling expenses	508	51	448	34
General and administrative expenses	295	30	318	24
Income from operations	187	19	555	42
Other expenses	288	29	53	4
Income (loss) before income taxes	(101)	(10)	502	38
Income tax expense (benefit)	(13)	(1)	129	10
Net income (loss)	(88)	(9)	373	28

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

Revenue from sales of bundled passes was approximately $37,000 (including approximately $12,500 in related party commissions) in the three months ended March 31, 2011 and the number of visitors who used a bundled pass was approximately 2,600 during the three months ended March 31, 2011.  Of the 2,600 visitors who used a bundled pass, approximately 2,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $33,500 in revenue (approximately $14,300 in related party commissions received) to Longkong and approximately $3,100 in revenue to Fluorescent Lake, and approximately 600 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,700 in revenue (approximately $1,800 in related party commissions paid) to Longkong and approximately $6,700 in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $112,000 (including approximately $45,000 in related party commissions) in the three months ended March 31, 2010 and the number of visitors who used a bundled pass was approximately 7,400 during the three months ended March 31, 2010.  Of the 7,400 visitors who used a bundled pass, approximately 6,900 of the passes were sold by the Underground Ground Canyon, accounting for approximately $109,000 in revenue (approximately $46,500 in related party commission received) to Longkong and approximately $10,000 in revenue to Fluorescent Lake, and approximately 500 of the passes were sold by the Fluorescent Lake, accounting for approximately $3,000 in revenue (approximately $1,500 in related party commission paid) to Longkong and approximately $6,000 in revenue to Fluorescent Lake.

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

Cash Flows from Operating Activities.

Net cash used in operating activities was approximately $112,000 in the three months ended March 31, 2011, an increase of approximately $79,000 from approximately $33,000 in the three months ended March 31, 2010.  The increase was primarily attributable to a decrease in net income of approximately $461,000, an increase in depreciation expense of approximately $50,000, a net increase in changes in other assets of approximately $145,000 due to the prepayment of income taxes during the three months ended March 31, 2011, a net decrease of changes in accounts payable of approximately $360,000 due to insignificant increases in accounts payable for the three months ended March 31, 2011 as compared to the $365,000 decrease in accounts payable during the three months ended March 31, 2010 due to payments in connection with construction costs during such period, a net decrease of changes in taxes payable of approximately $127,000 due to a net loss during the three months ended March 31, 2011 compared to net income during the three months ended March 31, 2010 and a net decrease of changes in due to related parties of approximately $143,000 due to borrowings from related parties during the three months ended March 31, 2010 and no such borrowings during the three months ended March 31, 2011.

Cash Flows from Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $2.5 million, an approximately $0.8 million increase from approximately $1.7 million for the three months ended March 31, 2010.  The increase was primarily due to an approximately $1.6 million increase in loans to related parties being partially offset by an approximately $0.8 million decrease in investments in fixed assets in the three months ended March 31, 2011.

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

_________________
*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	August 19, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 19, 2011	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________
*           Filed herewith