Form 10-Q
period 2011-06-30
BTHC XV, Inc.
filed 2011-08-22
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

____________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes    ☒       No ☐

As of August 19, 2011, there were 18,089,660 shares of the registrant’s common stock outstanding.

BTHC XV, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

_______________

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	107,030	208,955
Accounts receivable, net of allowance of $- and $-	147,265	36,968
Other receivable and advance payments	1,451,390	1,089,533
Notes receivable from related parties	16,573,024	13,294,033
Deferred tax assets	387,989	380,465
Other current assets	54,476	25,354
Total current assets	18,721,174	15,035,308

Property, plant and equipment, net	13,478,210	13,603,339
Intangible assets, net	259,546	259,218
Long term investment	312,210	306,156
Other assets	145,183	140,959
Total assets	$32,916,323	$29,344,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,969	$399,472
Accrued liabilities	160,570	277,108
Short term debt	9,883,190	10,315,600
Taxes payable	4,228,601	3,917,347
Due to related parties	1,715,255	28,463
Total current liabilities	16,294,585	14,937,990
Long term deferred tax liabilities	33,619	32,967
Total liabilities	$16,328,204	$14,970,957
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	18,090	18,090
Additional paid in capital	1,172,358	1,172,358
Statutory reserves	913,370	913,370
Accumulated other comprehensive income	1,338,030	987,921
Retained earnings	13,146,271	11,282,284
Total shareholders’ equity	16,588,119	14,374,023
Total liabilities and shareholders’ equity	$32,916,323	$29,344,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the six months ended		For the three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(Restated)		(Restated)

Revenue (including $273,800 and $201,800 related party commission for the six months ended June 30, 2011 and 2010, respectively; $261,300 and $156,800 for the three months ended June 30, 2011 and 2010, respectively)	$4,986,511	$4,501,415	$3,996,542	$3,180,020

Operating Expenses
Selling expenses	1,231,295	1,228,869	722,972	781,348
General and administrative	725,410	599,470	430,252	281,195
Total operating expenses	1,956,705	1,828,339	1,153,224	1,062,543

Income from Operations	3,029,806	2,673,076	2,843,318	2,117,477

Other Income (Expenses):
Other income (expenses), net	(544,483)	(60,103)	(256,964)	(6,521)
Total Other Income (Expenses)	(544,483)	(60,103)	(256,964)	(6,521)

Income before Income Taxes	2,485,323	2,612,973	2,586,354	2,110,956
Income taxes	621,336	655,391	634,089	526,642
Net Income	$1,863,987	$1,957,582	$1,952,265	$1,584,314

Other Comprehensive Income
Foreign currency translation adjustment	350,109	47,054	295,928	59,231
Comprehensive Income	$2,214,096	$2,004,636	$2,248,193	$1,643,545

Earnings per Share, Basic and Diluted	$0.10	$0.11	$0.11	$0.09

Weighted Average Shares Outstanding, Basic and Diluted	18,089,660	17,185,177	18,089,660	17,185,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
		(Restated)
Cash flows from operating activities:
Net income	$1,863,987	$1,957,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	450,091	341,896
Amortization expense	4,736	-
Amortization of prepaid rent	12,355	11,059
Investment income	-	(2,658)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(108,150)	(14,630)
(Increase)/decrease in other receivable and advance payments	(377,934)	(279,245)
(Increase)/decrease in deferred tax assets	-	(122,168)
Increase/(decrease) in accounts payable	(98,681)	(489,211)
Increase/(decrease) in accrued liabilities	(120,441)	52,766
Increase/(decrease) in taxes payable	271,306	537,844
Increase/(decrease) in long term deferred tax liabilities	-	15,897
Net cash provided by operating activities	1,897,269	2,009,132

Cash flows from investing activities:
Cash paid for notes receivable from related parties	(2,977,097)	(6,440,698)
Cash paid for capital restructure	-	(25,294)
Cash paid for purchase of intangible assets	-	(248,662)
Cash paid for purchase of property, plant and equipment	(61,039)	(1,899,102)
Net cash used in investing activities	(3,038,136)	(8,613,756)

Cash flows from financing activities:
Proceeds from short term debt	4,716,318	5,998,300
Principal payments on short term debt	(5,344,500)	(292,600)
Borrowings from related parties	1,664,430	130,126
Net cash provided by financing activities	1,036,248	5,835,826

Effect of foreign exchange rate changes on cash	2,694	627

Net decrease in cash and cash equivalents	(101,925)	(768,171)
Cash and cash equivalents at beginning of period	208,955	1,076,000
Cash and cash equivalents at end of period	$107,030	$307,829

Supplemental information:
Income taxes paid	$428,422	$283,527
Interest paid	$379,523	$134,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

1.       Basis of presentation, organization and nature of operations

Basis of presentation

The accompanying unaudited interim consolidated financial statements of BTHC XV, Inc. and Subsidiaries (collectively, the “Company”) have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items.  While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading.

Organization

BTHC XV, Inc. (“BTHC”) was formed on March 31, 2006 and incorporated on August 16, 2006 in the State of Delaware.  BTHC is the U.S. Bankruptcy Court mandated reincorporation of and successor to BTHC XV, LLC, a Texas limited liability company which was discharged from bankruptcy on November 29, 2004.  The effective date of the merger of BTHC and BTHC XV, LLC was August 16, 2006.  On October 18, 2010, BTHC (i) closed a share exchange transaction pursuant to which BTHC became the 100% parent of Long Fortune Valley Tourism International (Cayman) Limited (“LFVT Cayman”), (ii) assumed the operations of LFVT Cayman and its subsidiaries, including Rich Valley Capital Holding Limited (“Rich Valley”), Long Fortune Valley Tourism International (Hong Kong) Limited (“LFHK”), and Shandong Longkong Travel Management Co., Ltd. (“Longkong”).

LFVT Cayman was incorporated on December 9, 2009 as an exempted company limited by shares in the Cayman Islands.  Prior to the closing of the share exchange transaction, LFVT Cayman was 45.7% owned by Grand Fountain Capital Holding Limited (a Cayman Islands company 99.8% owned by Chen Rongxia, Zhang Shanjiu’s wife), 28.9% owned by Zhang Qian, Zhang Shanjiu’s daughter, 22% owned by Zhang Shanjiu, 2.9% owned by Li Shikun and 0.5% owned by Yu Xinbo.  LFVT Cayman has 50,000 common shares authorized with $1.00 par value each and 1,750 shares issued and outstanding.  Since inception, LFVT Cayman has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley, a British Virgin Islands company that was established by LFVT Cayman on December 9, 2009 as a wholly-owned subsidiary.

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

Longkong was organized with an initial registered capital of approximately $2.4 million, which was 79.2% owned by Zhang Shanjiu and 20.8% owned by Zhang Qian, Zhang Shanjiu’s daughter.  On August 25, 2004, the registered capital was increased to approximately $3.8 million, which resulted in an increase in the number of shareholders from two to fifteen.  After the increase in registered capital, Zhang Shanjiu, Zhang Qian, Chen Rongxia and Yu Xinbo owned 56.60%, 15.72%, 6.92% and 5.66% of Longkong, respectively, while the remaining eleven shareholders owned 15.10% of Longkong.

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

Pursuant to a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  While negotiating the terms of the revenue sharing agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake.  The revenue sharing agreement only contains economic terms and is otherwise terminable at the will of either party and does not contain a term.  During the fiscal year ended December 31, 2010 and the three months ended March 31, 2011, the allocation was as follows:

If bundled pass sold at:	Longkong Received	Fluorescent Lake Received	Bundled Pass Price
Underground Grand Canyon	RMB 108	RMB 10	RMB 118
Fluorescent Lake	RMB 42	RMB 76	RMB 118

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

In March 2011, the local government approved an increase in our admission ticket price for visitors effective April 1, 2011, which led to a RMB10 increase in the price of the bundled pass to RMB128 also effective that date.  During April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  During April and May 2011, the allocation was as follows:

If bundled pass sold at:	Longkong Received	Fluorescent Lake Received	Bundled Pass Price
Underground Grand Canyon	RMB 116	RMB 12	RMB 128
Fluorescent Lake	RMB 50	RMB 78	RMB 128

Beginning June 1, 2011, the price of the bundled pass increased again RMB10 to RMB138.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately 88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  From and after June 1, 2011, the allocation is as follows:

If bundled pass sold at:	Longkong Received	Fluorescent Lake Received	Bundled Pass Price
Underground Grand Canyon	RMB 121	RMB 17	RMB 138
Fluorescent Lake	RMB 55	RMB 83	RMB 138

Longkong’s and Fluorescent Lake’s management expects to review the terms of the revenue sharing agreement annually and decide whether to continue the relationship as is, modify the existing terms, which could be more or less beneficial to Longkong, or terminate the relationship.

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at June 30, 2011.

Prior to April 1, 2011, a regular admission ticket to the Underground Grand Canyon was RMB76 and a regular admission ticket to the Fluorescent Lake was RMB68.  Therefore, Longkong’s relative fair value of each bundled pass was RMB62, which is the proportion that its regular admission ticket price (RMB76) bore to the total of the regular admission ticket prices for both attractions (RMB144) to the former price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, Longkong received a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong received RMB20 less than its relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Ground Canyon.  During the fiscal year ended December 31, 2010 and the three months ended March 31, 2011, the allocation was as follows:

If bundled pass sold at:	Longkong Received	Longkong’s Relative Fair Value	Commission Received/(Paid)
Underground Grand Canyon	RMB 108	RMB 62	RMB 46
Fluorescent Lake	RMB 42	RMB 62	(RMB 20)

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

During April and May 2011, a regular admission ticket to the Underground Grand Canyon was RMB96 and a regular admission ticket to the Fluorescent Lake was RMB80.  Therefore, Longkong’s relative fair value of each bundled pass was RMB70, which is the proportion that its regular admission ticket price (RMB96) bore to the total of the regular admission ticket prices for both attractions (RMB176) to the former price of a bundled pass (RMB128).  For each bundled pass sold by the Underground Grand Canyon, Longkong received a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong received RMB20 less than its relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Grand Canyon.  During April and May 2011, the allocation was as follows:

If bundled pass sold at:	Longkong Received	Longkong’s Relative Fair Value	Commission Received/(Paid)
Underground Grand Canyon	RMB 116	RMB 70	RMB 46
Fluorescent Lake	RMB 50	RMB 70	(RMB 20)

From and after June 1, 2011, a regular admission ticket to the Underground Grand Canyon is RMB96 and a regular admission ticket to the Fluorescent Lake is RMB80.  Therefore, Longkong’s relative fair value of each bundled pass is RMB75, which is the proportion that its regular admission ticket price (RMB96) bears to the total of the regular admission ticket prices for both attractions (RMB176) to the price of a bundled pass (RMB138).  For each bundled pass sold by the Underground Grand Canyon, Longkong receives a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong receives RMB20 less than its relative fair value.  This difference is characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Grand Canyon.  From and after June 1, 2011, the allocation is as follows:

If bundled pass sold at:	Longkong Received	Longkong’s Relative Fair Value	Commission Received/(Paid)
Underground Grand Canyon	RMB 121	RMB 75	RMB 46
Fluorescent Lake	RMB 55	RMB 75	(RMB 20)

The amount of the net related party commissions received during the six months ended June 30, 2011 and 2010 was approximately $273,800 and approximately $201,800, respectively.  The amount of the net related party commissions received during the three months ended June 30, 2011 and 2010 was approximately $261,300 and approximately $156,800, respectively.

An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Longkong does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, the Company recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes.  Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues.  Such taxes were $190,670 and $175,026 for the six months ended June 30, 2011 and 2010, respectively.  Refer to Note 6 – Related-party transactions.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

The Company’s revenues are subject to seasonal variation and accordingly interim results may not be indicative of the estimated results for a full fiscal year.

Rebates
Commencing January 1, 2010, the Company started to offer a return, also referred to as a rebate, to the travel agencies with which Longkong has entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  The Company recognizes the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.  The rebates for the six months ended June 30, 2011 and 2010 were $42,019 and $0, respectively.

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

Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.
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

3.	Property, plant and equipment, net

Property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Building	$14,738,303	$11,191,052
Machinery and equipment	741,671	727,288
Office equipment	232,333	188,701
Automobiles	879,728	852,338
Total at Cost	16,592,035	12,959,379
Less: accumulated depreciation	(3,656,216)	(3,138,170)
Construction in progress	542,391	3,782,130
Property, plant and equipment, net	$13,478,210	$13,603,339

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

During the six months ended June 30, 2011, $3.5 million of costs associated with the remaining construction of the Treasure Hunting Cave entertainment attraction, a parking lot and other infrastructure of the Underground Grand Canyon were transferred from construction in progress to property, plant and equipment.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $450,091 and $341,896, respectively.

4.	Short term debt

As of June 30, 2011 and December 31, 2010, the Company’s short term debt consisted of the following:

	Term	Maturity	Interest	June 30, 2011		December 31,
	(Months)	Date	Rate	(Unaudited)		2010

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$-		$910,200	(a)
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	-		303,400	(b)
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	-		455,100	(c)
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	-		1,517,000	(a)
Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	928,200	(e)	-
Yishui Rural Credit Cooperatives	12	04/20/2012	6.31%	309,400	(i)	-
Yishui Rural Credit Cooperatives	12	04/20/2012	10.62%	464,100	(i)	-
Yishui Rural Credit Cooperatives	12	06/15/2012	13.88%	773,500	(e)	-
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,082,900	(e)	1,061,900	(e)
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	773,500	(e)	758,500	(e)
Bank of China	12	09/28/2011	5.841%	464,100	(f)	455,100	(f)
Bank of China	12	10/20/2011	6.116%	2,320,500	(f)	2,275,500	(f)
Bank of China	12	10/26/2011	6.116%	309,400	(f)	303,400	(f)
LinShang Bank	12	05/28/2011	7.965%	-		758,500	(g)
Construction Bank of China	12	7/25/2011	5.84%	928,200	(d)	910,200	(d)
Construction Bank of China	12	08/01/2011	5.84%	618,800	(g)	606,800	(g)
Tianyuan Tiancheng Guarantee Company	N/A	On demand	10.16%	773,500	(h)	-
Zhang Tao	N/A	On demand	0.00%	30,940	(j)	-
ShanDong Longhao Investment Management Co., Ltd.	N/A	On demand	0.00%	74,127	(j)	-
Chen Cong	N/A	On demand	0.00%	32,023	(j)	-
				$9,883,190		$10,315,600

(a) Guaranteed by Zhang Shanjiu; pledged by Longkong’s usufruct.

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
(h) Guaranteed by Yinhe Travel, Zhang Shanjiu, Chen Rongxia (Zhang Shanjiu’s wife) and Chen Ronghui (Zhang Shanjiu’s brother-in-law).
(i) Guaranteed by (i) Fluorescent Lake, Tianma Island and Zhang Shanjiu; and (ii) Longkong’s equity investment in the bank.
(j) Unsecured loan.

The Company has a one-year, $3,094,000 line of credit with Bank of China, which expires in September 2011.  As of June 30, 2011, three drawdowns totaling $3,094,000 were outstanding.

For the six months ended June 30, 2011 and 2010, interest expense totaled $428,422 and $70,576, respectively.

5.	Income tax

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, the subsidiaries of the Company that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes.

Hong Kong

LFHK was incorporated in Hong Kong, China.  Under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  LFHK did not have any operations during the six months ended June 30, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax.

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

The components of the income tax provision are:
	Six months ended June 30,
	2011	2010
	(Unaudited)
Current taxes provision –PRC	$621,336	$655,391
Deferred taxes	-	-
	$621,336	$655,391

A reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Six months ended June 30,
	2011	2010
	(Unaudited)
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Permanent difference	-	-
Provision for income tax	25%	25%

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

6.	Related party transactions
Relationship with the
Related Parties	Company
Zhang Shanjiu	CEO and Chairman of the Board
Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”)	Controlled by Zhang Shanjiu’s immediate family
Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”)	Controlled by Zhang Shanjiu’s immediate family
Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”)	Controlled by Zhang Shanjiu’s immediate family
Zhang Shansan	Brother of Zhang Shanjiu

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

(1)	Outstanding balances with related parties as of June 30, 2011 and December 31, 2010 are as follows:
	Due from related parties (a)		Due to related parties (b)
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(unaudited)		(unaudited)
Yinhe Travel	$9,006,097	$7,613,355	$-	$-
Fluorescent Lake	7,566,927	5,680,678	29,025	28,463
Tianma Island	-	-	386,750	-
Zhang Shanjiu	-	-	928,200
Zhang Shansan	-	-	371,280	-
	$16,573,024	$13,294,033	$1,715,255	$28,463

Notes:

a.
Amounts due from related parties are unsecured related party loans, which are due upon request and interest free.  Certain loans were initially issued with a one-year term.  However, as of December 31, 2010 and thereafter, all loans are due upon request.  Periodic payments of principal are not required with respect to these loans.

b.
Amounts due to Tianma Island, Zhang Shanjiu and Zhang Shansan are unsecured related party loans, which are due upon request and interest free. Amounts due to Fluorescent Lake represent the net revenue proceeds payable to the related party as a result of the bundled pass revenue sharing arrangement.  See “Note 2 – Summary of significant accounting policies – Revenue recognition.”

(2) Guarantees

The Company and its three related party companies provide loan guarantees to each other.  As of June 30, 2011 and December 31, 2010, loans guaranteed by related party companies were $4,641,000 and $5,157,800, respectively (see Note 4). The period of the guarantees is usually two years starting from the due date of the loan.

Details of related-party guarantees at June 30, 2011 pursuant to which the Company has executed a Guarantee Contract with the related parties and the creditor to guarantee loans to the related parties are as follows:

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a six-year loan by Agricultural Bank to Tianma Island for the amount of approximately $6 million.  The loan is due March 2014. The guarantee period is two years starting from the due date of the loan.  Tianma Island has been making timely principal payments and the balance due of the loan at June 30, 2011 was $4.4 million, the maximum potential amount of future payments that Longkong could be required to make under the guarantee.  The guarantee provided under the Guarantee Contract expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Tianma Island fails to make a payment when due.  In such circumstance, Longkong will have recourse against Tianma Island for the full amount of the payment made on its behalf.  This obligation, however, is secured by the usufruct of Tianma Island.  Longkong’s guarantee to Agricultural Bank is secured by its usufruct.  Longkong periodically requests information from Tianma Island regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of June 30, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

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

Guarantee

In January and March 2011, respectively, Longkong agreed to guarantee two loans borrowed by Shandong Green Foodstuff Co., Ltd. (“Green Foodstuff”) from Industrial and Commercial Bank of China Yishui Branch (“ICBC”) totaling $1.5 million, which is the maximum potential amount of future payments that the Company could be requird to make under the guarantee.  The loans are due in January and March 2012, respectively. The guarantee period is two years starting from the due date of the loans.  The guarantee provided under the Guarantee Contracts expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due.  In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf.  This obligation, however, is unsecured.  Longkong’s guarantee to ICBC is also unsecured.  Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of June 30, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

On April 14, 2011, Longkong agreed to guarantee a loan borrowed by Green Foodstuff from China Minsheng Bank Co., Ltd. (“CMB”) totaling $2.3 million, which is the maximum potential amount of future payments that the Company could be required to make under the guarantee.  The loan is due in April 2012 and the guarantee period is two years from the due date of the loan.  The guarantee expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due.  In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf.  This obligation, however, is unsecured.  Longkong’s guarantee to CMB also is unsecured.  Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of June 30, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

Legal contingencies

On or around January 7, 2011, Greentree Financial Group, Inc. (“Greentree”) filed a two-count complaint (the “Complaint”) against BTHC, LFVT Cayman, and BTHC’s former principal shareholder, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, entitled Greentree Financial Group, Inc. v. Long Fortune Valley Tourism International, Ltd., BTHC XV, Inc. and Halter Financial Investments L.P.  The Complaint asserted a claim for breach of contract against LFVT Cayman and a claim of tortious interference with a business relationship against BTHC and BTHC’s former principal shareholder.  BTHC was served with the summons and complaint on or around January 21, 2011.

On April 12, 2011, Greentree filed its opposition to BTHC’s and LFVT Cayman’s motion to dismiss the Amended Complaint, which was filed by the parties on March 25, 2011.  On April 22, 2011, BTHC and LFVT Cayman filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to a decision being rendered on the motion to dismiss, Greentree advised the Court that Greentree, BTHC and LFVT Cayman had reached an agreement in principle to settle all claims involving BTHC and LFVT Cayman.  That settlement has now been formalized and effectuated, and, on July 6, 2011, Greentree filed a Notice of Voluntary Dismissal with Prejudice of all claims brought against LFVT Cayman and BTHC.  On July 8, 2011, the Court dismissed with prejudice all claims brought against defendants BTHC and LFVT Cayman.

8.	Subsequent events

In July and August 2011, two loans from the Construction Bank of China in the aggregate amount of approximately $1.5 million matured and were paid off.

9.	Restatements

The following tables summarize the restatements to the financial statements at June 30, 2010 and for the six-month period ended June 30, 2010.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

BTHC XV, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(In $ '000 )
	As Previously Reported	Adjustments		As Restated

Revenues	$3,318	(138)	(a)	3,180
Cost and expenses	(913)	(150)	(b)	(1,063)
Operating income	2,405	(288)		2,117
Other income (Expense)	(45)	38		(7)
Income before income taxes	2,360	(250)		2,110
Income tax expense	(211)	(316)	(c)	(527)
Net income	2,149	(566)		1,583
Other Comprehensive Income
Foreign currency translation adjustment	82	(23)		59
Comprehensive Income	$2,231	(589)		1,642

BTHC XV, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(In $ '000 )
	As Previously Reported	Adjustments		As Restated

Revenues	$4,694	(193)	(a)	$4,501
Cost and expenses	(1,605)	(223)	(b)	(1,828)
Operating income	3,089	(416)		2,673
Other income (Expense)	(98)	38		(60)
Income before income taxes	2,991	(378)		2,613
Income tax expense	(293)	(362)	(c)	(655)
Net income	2,698	(740)		1,958
Other Comprehensive Income
Foreign currency translation adjustment	78	(31)		47
Comprehensive Income	$2,776	(771)		$2,005

(a) Additional accrual of sales tax for the three and six months ended June 30, 2010.
(b) Additional accrual of current period expenses and adjustments of advance payments to operating expenses.
(c) Additional income tax accrual for the three and six months ended June 30, 2010 in order to reflect the PRC statutory enterprise tax rate of 25%.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

BTHC XV, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(In $ '000 )
	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Income	$2,698	(740)	$1,958
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	355	(13)	342
Amortization expense	2	(2)	-
Amortization of prepaid rent	-	11	11
Investment Income	-	(3)	(3)
Changes in operating assets and liabilities:
Accounts receivable	-	(15)	(15)
Other receivable and advance payments	(766)	487	(279)
Due to related parties	386	(386)	-
Deferred tax assets	-	(122)	(122)
Accounts payable	(586)	97	(489)
Accrued liabilities	-	53	53
Taxes payable	-	538	538
Long term deferred tax liabilities	-	16	16
Net cash provided by operating activities	2,089	(79)	2,010

Cash Flows From Investing Activities
Cash paid for capital restructure	-	(25)	(25)
Cash paid for notes receivable of related parties	(6,470)	29	(6,441)
Cash paid for intangible assets	-	(249)	(249)
Cash paid for purchase of fixed assets	(1,919)	20	(1,899)
Cash paid for long term investment	(297)	297	-
Net cash used in investing activities	(8,686)	72	(8,614)

Cash Flows From Financing Activities
Proceeds on short term debt	5,757	241	5,998
Principle payments on debt	-	(293)	(293)
Borrowings from related parties	-	130	130
Net cash provided by financing activities	5,757	78	5,835

Effect of exchange rate changes on cash	72	(71)	1
Net increase in cash and cash equivalents	(768)	-	(768)
Cash and cash equivalents, beginning of period	1,076	-	1,076
Cash and cash equivalents, end of period	$308	-	$308

Supplemental disclosure information:
Income taxes paid	$293	(9)	$284
Interest paid	$135	(1)	$134

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and the potential effects on our company.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following: our ability to increase our revenues and expand our business operations; our ability to successfully implement our acquisition strategy; availability and cost of external financing; our ability to manage our growth; competition for discretionary spending; weather conditions; the length of our operating season; importance of our land use rights to the operation of our business; unanticipated construction delays in completing capital improvements; the effect of any extended shutdown period of our facilities; accidents occurring at our tourist destinations; lack of business interruption or third-party liability insurance; factors that affect tourist destination attendance, such as local conditions, events, natural disasters, disturbances and terrorist activities; dependence on key management personnel; obligations under guarantees; our significant debt load; control by a limited number of principal stockholders; potential conflicts of interest; transactions with related parties; our ability to increase revenues through price increases; our ability to obtain, maintain and renew necessary safety inspections on the special equipment we operate; failure to maintain an effective system of internal control over financial reporting; lack of experience with and knowledge of U.S. GAAP and SEC rules and regulations by those individuals in charge of and with responsibility over the preparation of our financial statements; our business’ susceptibility to the economic, political and legal policies, developments and conditions in China; uncertain legal environment in China; the degree to which the PRC government influences the conduct of our business; ambiguities in the implementation of the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued on August 8, 2006; our ability to use equity compensation to attract and retain qualified personnel; rapid growth of the PRC economy and inflation as a result thereof; government control of currency conversion; fluctuations in exchange rates; outbreaks of widespread public health problems in the PRC, such as the Swine Flu, SARS or the Avian Flu; lack of deposit insurance for funds held in local banks; our ability to comply with the FCPA and Chinese anti-corruption laws; our ability to pay dividends to our stockholders; the implementation of the new PRC employment contract law; our classification as a “resident enterprise” under the Enterprise Income Tax Law; cultural, political and language differences between China and the United States; adverse changes in the securities markets; development of a public trading market for our securities; and the other factors referenced in this Quarterly Report, including, without limitation, under the section entitled “Item 1A. – Risk Factors” contained in our Annual Report on Form 10-K/A that was filed with the SEC on August 19, 2011.

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

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.  The Company maintains its books and accounting records in Renminbi.  Unless otherwise stated, the translations of RMB into U.S. Dollars have been made at the rate of exchange of $1.00 to RMB6.5488, the approximate average exchange rate for the six months ended June 30, 2011.  We make no representation that the RMB or U.S. Dollar amounts referred to in this Quarterly Report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “U.S. GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.  All U.S. Dollar amounts referenced herein are in thousands, unless the context requires otherwise.

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

Our visitors come to the Underground Grand Canyon both on their own, attracted either by advertisements or through word of mouth (“self-drivers”), and through touring with domestic PRC travel agencies.  Visitors from travel agencies accounted for approximately 41% of the total number of visitors during the six months ended June 30, 2011, while self-drivers accounted for the remaining 59% of our visitors.

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

Revenue increased approximately $0.5 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The number of visitors to the Underground Grand Canyon decreased from approximately 330,000 during the six months ended June 30, 2010 to approximately 322,000 during the six months ended June 30, 2011.  The decrease in visitors was due in part to the temporary cessation of operations in January 2011 discussed in further detail below.  In addition, during January 2011 while renewing the cooperation agreements with travel agencies, we tried to renegotiate the discount offered to the visitors brought to the Underground Grand Canyon by travel agencies.  Most travel agencies were not receptive to a price increase and ultimately removed the Underground Grand Canyon from their list of preferred tourist sites.  This removal from the list of preferred tourist sites resulted in a 85% reduction in visitors from travel agencies during the three months ended March 31, 2011.  In April 2011, at the beginning of our busy season, we agreed not to increase the ticket price to travel agency visitors, which resulted in the Underground Grand Canyon being added back to the list of preferred tourist sites.  During the three months ended June 30, 2011, we saw an increase in the number of visitors from approximately 234,000 during the three months ended June 30, 2010 to approximately 261,000.  Though we anticipated that the addition of the Treasure Hunting Cave would have led to an increase in the number of visitors, we have not found that to be the case during the second quarter of 2011.  In fact, of the five entertainment attractions we have at the Underground Grand Canyon, revenue generated from the Treasure Hunting Cave was the lowest, which we attribute to limited marketing for it as a new entertainment attraction, and therefore we do not believe that, as of yet, visitors are coming to the Underground Grand Canyon solely because of this entertainment attraction.  We do attribute the increase, however, to the beginning of our busy season, a return to the list of preferred tourist sites at numerous travel agencies, a return to an average spring temperature in 2011 (as compared to 2010, which was unseasonably cold) and to the lack of, to management’s knowledge, international or worldwide events on the scale of the Asian Games or World Exposition being hosted in China in 2011 otherwise competing for consumers’ discretionary spending.  Looking forward to the second half of 2011, we anticipate an increase in the number of visitors as compared to the second half of 2010, but there can be no assurance that the number of visitors will increase over the comparable period of 2010.

In addition, sales of the bundled pass and revenue sharing agreement with Fluorescent Lake accounted for approximately 16.0% of our total revenue for the six months ended June 30, 2011 (approximately 53,400 total visitors accounting for approximately $0.8 million).  Of the approximately 53,400 visitors who used a bundled pass, approximately 43,800 of the passes were sold by the Underground Ground Canyon and approximately 9,600 of the passes were sold by the Fluorescent Lake.  Prior to April 1, 2011, the revenue sharing agreement effectively allowed us to obtain a premium price (approximately $4.75 (RMB32) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass was sold by Longkong.  Alternatively, if a bundled pass was sold by Fluorescent Lake, we received approximately $5.00 (RMB34) less than the regular admission ticket price.  During April and May 2011, the revenue sharing agreement effectively allowed us to obtain a premium price (approximately $3.00 (RMB20) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass was sold by Longkong.  Alternatively, if a bundled pass was sold by Fluorescent Lake, we received approximately $7.00 (RMB46) less than the regular admission ticket price.  From and after June 1, 2011, the revenue sharing agreement effectively allows us to obtain a premium price (approximately $3.75 (RMB25) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass is sold by Longkong.  Alternatively, if a bundled pass is sold by Fluorescent Lake, we receive approximately $6.25 (RMB41) less than the regular admission ticket price.  The revenue sharing agreement with Fluorescent Lake does not contain terms and conditions other than the economic terms described above.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us, though no modifications are anticipated at this time other than those that occurred as a result of a price increase in our admission ticket price effective April 1, 2011, which led to an increase in the price of the bundled pass also effective as of that date, and a further increase in the price of the bundled pass effective June 1, 2011, which is described above.  It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the revenue sharing arrangement annually.  If the terms of the revenue sharing arrangement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.

Because prices for admission to the Underground Grand Canyon and the entertainment attractions within and around the Underground Grand Canyon are subject to government approval and may only be increased once every three years, we effectively need to increase the number of visitors year over year in order to increase our revenue.  Unless we increase the number of visitors to the Underground Ground Canyon, we will likely see our revenue and net income in the coming years level off and then decline, until general economic conditions improve.  On March 2, 2011, the local government agreed to an increase in our admission ticket price for visitors.  In addition, the local government waived the six month advance notice requirement to the public so that the price increase could become effective on April 1, 2011.

We seek to increase the number of visitors to the Underground Grand Canyon by enhancing its existing entertainment attractions, as well as by further development of the Underground Grand Canyon to include additional entertainment attractions.  Toward this goal, as previously disclosed on our Current Report on Form 8-K filed with the SEC on December 23, 2010, we temporarily halted operations on December 21, 2010 in order to reconstruct part of the Underground Grand Canyon during Longkong’s low season, which generally runs from November through March.  The reconstruction included repairing roads leading to the Underground Grand Canyon, repairing and installing new electric cables and signs, and the completion of the construction of the Treasure Hunting Cave entertainment attraction.  Reconstruction was completed in late January 2011 and we continued our operations at that time.  The Treasure Hunting Cave attraction became operational in early February 2011.  The Treasure Hunting Cave is our fifth entertainment attraction and consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  We believe the reconstruction and the opening of the Treasure Hunting Cave will, in time, increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host and the amount of revenue we generate from our entertainment attractions, but there can be no assurance that the reconstruction or the Treasure Hunting Cave will lead to an increase in the number of visitors or an increase in the amount of revenue we generate from our entertainment attractions.  Further, it is uncertain at this time whether the effect of ceasing operations at the beginning of 2011, which directly lead to a shift to a net loss during the three months ended March 31, 2011 from net income during the three months ended March 31, 2010, will be offset by the expected increase in the number of visitors or additional fees generated by the Treasure Hunting Cave.  However, because the Treasure Hunting Cave generated the least revenue during the six months ended June 30, 2011 of our five entertainment attractions, we do not believe that, as of yet, visitors are coming to the Underground Grand Canyon solely because of this entertainment attraction.  In an effort to increase our visitors, we plan to increase our advertising for the Treasure Hunting Cave and make certain capital improvements to the Treasure Hunting Cave based upon initial consumer feedback of the entertainment attraction, but there can be no assurance that increasing the advertising and making capital improvements will lead to an increase in the number of visitors.

In February 2011, we refocused our marketing strategy to focus primarily on Shandong Province and its surrounding areas though we continue to market nationally as well.  We believe our refocused marketing strategy, in part, helped us to increase the number of visitors to the Underground Grand Canyon during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, though we believe we need to increase our advertising with respect to the Treasure Hunting Cave because we did not generate as much revenue from that entertainment attraction as we initially expected.  We believe the marketing strategy will continue to lead to an increase in visitors and an increase in the number of travel agencies with which we enter into cooperation agreements, but there can be no assurance that our marketing efforts will continue to prove successful.

Approximately $5.0 million in aggregate principal amount of short-term loans were due during the three months ended June 30, 2011.  Our cash on hand and cash flow from operations were insufficient, at times, during the three months ended June 30, 2011to repay these loans due when.  In lieu of calling our loans made to related party companies, we borrowed approximately $1.4 million, including approximately $1.2 million from related parties, to repay the loans due.  All of these additional loans were paid off by July 2011.  Notwithstanding these borrowings, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the three months ended June 30,
	2011		2010
	(in thousands of U.S. dollars)
Revenues (including $261,300 and $156,800 related party commission for the three months ended June 30, 2011 and 2010, respectively)	$3,996	100%	$3,180	100%
Selling expenses	723	18	781	25
General and administrative expenses	430	11	281	9
Income from operations	2,843	71	2,118	66
Other expenses	257	6	7	-
Income before income taxes	2,586	65	2,111	66
Income tax expense	634	16	527	16
Net income	1,952	49	1,584	50

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB6.5488 to $1 for the three months ended June 30, 2011 and the exchange rate of RMB6.8353 to $1 for the three months ended June 30, 2010.

Revenues.  Our sales revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a revenue sharing agreement between Longkong and Fluorescent Lake, during April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately

88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  An admission ticket (RMB96) is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue increased approximately $0.8 million, or approximately 25.7%, to approximately $4.0 million in the three months ended June 30, 2011 from approximately $3.2 million in the three months ended June 30, 2010.

Revenue from sales of bundled passes was approximately $0.8 million (including approximately $0.3 million in related party commissions) in the three months ended June 30, 2011 and the number of visitors who used a bundled pass was approximately 50,800 during the three months ended June 30, 2011.  Of the approximately 50,800 visitors who used a bundled pass, approximately 41,900 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.8 million in revenue (approximately $0.3 million in related party commission received) to Longkong and approximately $0.09 million in revenue to Fluorescent Lake, and approximately 8,900 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.07 million in revenue (approximately $0.03 million in related party commissions paid) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $0.5 million (including approximately $0.2 million in related party commissions) in the three months ended June 30, 2010 and the number of visitors who used a bundled pass was approximately 33,200 during the three months ended June 30, 2010.  Of the 33,200 visitors who used a bundled pass, approximately 26,300 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.4 million in revenue (approximately $0.2 million in related party commissions received) to Longkong and approximately $0.04 million in revenue to Fluorescent Lake, and approximately 6,900 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.08 million in revenue (approximately $0.01 million in related party commissions paid) to Longkong and approximately $0.05 million in revenue to Fluorescent Lake.

During April and May 2011, a regular admission ticket to the Underground Grand Canyon was RMB96 and a regular admission ticket to the Fluorescent Lake was RMB80.  Therefore, Longkong’s relative fair value of each bundled pass was RMB70, which is the proportion that its regular admission ticket price (RMB96) bore to the total of the regular admission ticket prices for both attractions (RMB176) to the former price of a bundled pass (RMB128).  For each bundled pass sold by the Underground Grand Canyon, Longkong received a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong received RMB20 less than its relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Grand Canyon.  From and after June 1, 2011, a  regular admission ticket to the Underground Grand Canyon is RMB96 and a regular admission ticket to the Fluorescent Lake is RMB80.  Therefore, our relative fair value of each bundled pass is RMB75, which is the proportion that our regular admission ticket price (RMB96) bears to the total of the regular admission ticket prices for both attractions (RMB176) to the price of a bundled pass (RMB138).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  This difference is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Grand Canyon.

Revenue from sales of admission tickets increased approximately $0.3 million, or approximately 17.6%, to approximately $2.0 million in the three months ended June 30, 2011 from approximately $1.7 million in the three months ended June 30, 2010 primarily due to an increase in the number of visitors who purchased an admission ticket from approximately 196,400 during the three months ended June 30, 2010 to approximately 212,600 during the three months ended June 30, 2011.  Total visitors, those who purchased either a bundled pass or an admission ticket, increased from approximately 234,000 during the three months ended June 30, 2010 to approximately 261,000 during the three months ended June 30, 2011.  The increase in the total number of visitors from the three months ended June 30, 2010 to the three months ended June 30, 2011 was due to the beginning of our busy season, a return to the list of preferred tourist sites at numerous travel agencies, a return to an average spring temperature in 2011 (as compared to 2010, which was unseasonably cold) and to the lack of, to management’s knowledge, international or worldwide events on the scale of the Asian Games or World Exposition being hosted in China in 2011 otherwise competing for consumers’ discretionary spending.

Revenue from fees for our entertainment attractions increased approximately $0.2 million, or approximately 16.7%, to approximately $1.4 million in the three months ended June 30, 2011 from approximately $1.2 million in the three months ended June 30, 2010 primarily due to an increase in the number of visitors paying the additional fees for our entertainment attractions in the three months ended June 30, 2010 to the three months ended June 30, 2011.  Having the Treasure Hunting Cave operational since February 2011 did not have a material effect on the revenue from fees for our entertainment attractions.

Selling Expenses.  Our selling expenses are primarily comprised of depreciation, advertising and promotion expenses, sales staff salaries and benefits, materials purchases for operating maintenance and service charges.  Our selling expenses decreased approximately $58,000, or approximately 7.4%, to approximately $723,000 in the three months ended June 30, 2011 from approximately $781,000 in the three months ended June 30, 2010.  The decrease is primarily due to decreases in advertising expenses of approximately $144,000, which was partially offset by an increase in maintenance charges of approximately $64,000.

General and Administrative Expenses.  Our general and administrative expenses are primarily comprised of administrative expenses, salaries and fringe benefits, depreciation and amortization costs.  Our general and administrative expenses increased approximately $149,000, or approximately 53.0%, to approximately $430,000 in the three months ended June 30, 2011 from approximately $281,000 in the three months ended June 30, 2010.  The increase is primarily due to increases in consulting and legal fees of approximately $136,000 related to the expenses of being a public company during the three months ended June 30, 2011 while we were still a private company during the three months ended June 30, 2010.

Income from Operations and Operating Margin.  Our income from operations increased approximately $0.7 million, or approximately 34.2%, to approximately $2.8 million in the three months ended June 30, 2011 from approximately $2.1 million in the three months ended June 30, 2010.  Income from operations as a percentage of revenues was 71% and 66% for the three months ended June 30, 2011 and 2010, respectively.  The increase in our income from operations and operating margin was primarily due to an increase in revenues, partially offset by a net increase in selling expenses and general administrative expenses of less than 10%.

Other Expenses.  Our other expenses increased approximately $250,000, or approximately 3,571.4%, from approximately $7,000 in the three months ended June 30, 2010 to approximately $257,000 in the three months ended June 30, 2011.  The increase was primarily due to an increase in interest expenses of approximately $189,000 because of the increase in interest-bearing debt period to period.

Income Tax Expense.  Our income tax expense increased approximately $107,000, or approximately 20.3%, to approximately $634,000 in the three months ended June 30, 2011 from approximately $527,000 in the three months ended June 30, 2010.

Net Income.  Our net income increased approximately $0.4 million, or approximately 23.2%, to approximately $2.0 million in the three months ended June 30, 2011 from approximately $1.6 million in the three months ended June 30, 2010 primarily due to an increase in revenue, partially offset by an increase in interest expense.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the six months ended June 30,
	2011		2010
	(in thousands of U.S. dollars)
Revenues (including $273,800 and $201,800 related party commission for the six months ended June 3 0, 2011 and 2010, respectively)	$4,986	100%	$4,501	100%
Selling expenses	1,231	25	1,229	27
General and administrative expenses	725	14	599	14
Income from operations	3,030	61	2,673	59
Other expenses	545	11	60	1
Income before income taxes	2,485	50	2,613	58
Income tax expense	621	13	655	15
Net income	1,864	37	1,958	43

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB6.5488 to $1 for the six months ended June 30, 2011 and the exchange rate of RMB6.8353 to $1 for the six months ended June 30, 2010.

Revenues.  Our sales revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, prior to April 1, 2011, if a bundled pass (RMB118) was sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass was allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  During April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately 88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  An admission ticket (RMB96) is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue increased approximately $0.5 million, or approximately 10.8%, to approximately $5.0 million in the six months ended June 30, 2011 from approximately $4.5 million in the six months ended June 30, 2010.

Revenue from sales of bundled passes was approximately $0.8 million (including approximately $0.3 million in related party commissions) in the six months ended June 30, 2011 and the number of visitors who used a bundled pass was approximately 53,400 during the six months ended June 30, 2011.  Of the approximately 53,400 visitors who used a bundled pass, approximately 43,900 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.8 million in revenue (approximately $0.3 million in related party commissions received) to Longkong and approximately $0.09 million in revenue to Fluorescent Lake, and approximately 9,500 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.1 million in revenue (approximately $0.03 million in related party commissions paid) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $0.6 million (including approximately $0.2 million in related party commissions) in the six months ended June 30, 2010 and the number of visitors who used a bundled pass was approximately 40,700 during the six months ended June 30, 2010.  Of the approximately 40,700 visitors who used a bundled pass, approximately 33,200 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.5 million in revenue (approximately $0.2 million in related party commission received) to Longkong and approximately $0.05 million in revenue to Fluorescent Lake, and approximately 7,400 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.08 million in revenue (approximately $0.02 million in related party commissions paid) to Longkong and approximately $0.05 million in revenue to Fluorescent Lake.

Prior to April 1, 2011, a regular admission ticket to the Underground Grand Canyon was RMB76 and a regular admission ticket to the Fluorescent Lake was RMB68.  Therefore, our relative fair value of each bundled pass was RMB62, which was the proportion that our regular admission ticket price (RMB76) bore to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, we received a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we received RMB20 less than our relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.  During April and May 2011, a regular admission ticket to the Underground Grand Canyon was RMB96 and a regular admission ticket to the Fluorescent Lake was RMB80.  Therefore, Longkong’s relative fair value of each bundled pass was RMB70, which is the proportion that its regular admission ticket price (RMB96) bore to the total of the regular admission ticket prices for both attractions (RMB176) to the former price of a bundled pass (RMB128).  For each bundled pass sold by the Underground Grand Canyon, Longkong received a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong received RMB20 less than its relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Grand Canyon.  From and after June 1, 2011, a regular admission ticket to the Underground Grand Canyon is RMB96 and a regular admission ticket to the Fluorescent Lake is RMB80.  Therefore, our relative fair value of each bundled pass is RMB75, which is the proportion that our regular admission ticket price (RMB96) bears to the total of the regular admission ticket prices for both attractions (RMB176) to the price of a bundled pass (RMB138).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  This difference is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Grand Canyon.

Revenue from sales of admission tickets increased approximately $0.2 million, or approximately 7.7%, to approximately $2.7 million in the six months ended June 30, 2011 from approximately $2.5 million in the six months ended June 30, 2010 primarily due to an increase in the admission ticket price from RMB76 to RMB96 because the number of visitors who purchased an admission ticket decreased from approximately 285,000 during the six months ended June 30, 2010 to approximately 271,000 during the six months ended June 30, 2011.  Total visitors, those who purchased either a bundled pass or an admission ticket, decreased from approximately 330,000 during the six months ended June 30, 2010 to approximately 322,000 during the six months ended June 30, 2011.  The decrease in the total number of visitors from the six months ended June 30, 2010 to the six months ended June 30, 2011 was due in part to the temporary cessation of operations in January 2011.  In addition, the number of visitors brought to the Underground Grand Canyon by travel agencies decreased 85% period to period because the Underground Grand Canyon was dropped from the list of preferred tourist sites by many travel agencies with which we enter into cooperation agreements during the three months ended March 31, 2011.  This was due to our attempt to renegotiate the discount offered to the visitors brought by travel agencies, which was not well received by the travel agencies.  In April 2011, we agreed to renew the cooperation agreements with travel agencies on the same terms as 2010 without a price increase, which led to the Underground Grand Canyon being added back to the list of preferred tourist sites by these travel agencies.  The number of visitors during the three months ended June 30, 2011 increased as compared to the number of visitors during the three months ended June 30, 2010 as discussed in more detail above.

Revenue from fees for our entertainment attractions increased approximately $0.1 million, or approximately 6.3%, to approximately $1.7 million in the six months ended June 30, 2011 from approximately $1.6 million in the six months ended June 30, 2010 primarily due to an increase in the number of visitors paying the additional fees for our entertainment attractions in the six months ended June 30, 2010 to the six months ended June 30, 2011.  Having the Treasure Hunting Cave operational since February 2011 did not have a material effect on the revenue from fees for our entertainment attractions.

Selling Expenses.  Our selling expenses are primarily comprised of depreciation, advertising and promotion expenses, sales staff salaries and benefits, materials purchases for operating maintenance and service charges.  Our selling expenses increased approximately $2,000, or approximately 0.2%, to approximately $1.231 million in the six months ended June 30, 2011 from approximately $1.229 million in the six months ended June 30, 2010.

General and Administrative Expenses.  Our general and administrative expenses are primarily comprised of administrative expenses, salaries and fringe benefits, depreciation and amortization costs.  Our general and administrative expenses increased approximately $126,000, or approximately 21.0%, to approximately $725,000 in the six months ended June 30, 2011 from approximately $599,000 in the six months ended June 30, 2010.  The increase is primarily due to increases in consulting and legal fees of approximately $131,000 related to the expenses of being a public company during the six months ended June 30, 2011 while we were still a private company during the six months ended June 30, 2010.

Income from Operations and Operating Margin.  Our income from operations increased approximately $0.3 million, or approximately 13.4%, to approximately $3.0 million in the six months ended June 30, 2011 from approximately $2.7 million in the six months ended June 30, 2010.  Income from operations as a percentage of revenues was 61% and 59% for the six months ended June 30, 2011 and 2010, respectively.  The increase in our income from operations and operating margin was primarily due to an increase in revenues, partially offset by an increase in consulting expense.

Other Expenses.  Our other expenses increased approximately $485,000, or approximately 808.3%, from approximately $60,000 in the six months ended June 30, 2010 to approximately $545,000 in the six months ended June 30, 2011.  The increase was primarily due to an increase in interest expenses of approximately $355,000 because of the increase in interest-bearing debt period to period.

Income Tax Expense.  Our income tax expense decreased approximately $34,000, or approximately 5.2%, to approximately $621,000 in the six months ended June 30, 2011 from approximately $655,000 in the six months ended June 30, 2010.

Net Income.  Our net income decreased approximately $0.1 million, or approximately 4.8%, to approximately $1.9 million in the six months ended June 30, 2011 from approximately $2.0 million in the six months ended June 30, 2010 primarily due to an increase in revenue being offset by an increase in interest expense.

Liquidity and Capital Resources

Cash Flow

As of June 30, 2011, we had cash and cash equivalents of approximately $107,000.  The following table sets forth key components of our net cash flow for the periods indicated.

	Six Months Ended June 30
	2011	2010
	(All amounts in thousands of U.S. dollars)
Net cash provided by operating activities	$1,897	$2,009
Net cash used in investing activities	(3,038)	(8,613)
Net cash provided by financing activities	1,036	5,835
Effect of foreign exchange rate changes	3	1
Cash and cash equivalents at the beginning of the period	209	1,076
Cash and cash equivalents at the end of the period	107	308

Cash Flows from Operating Activities.

Net cash provided by operating activities was approximately $1.9 million in the six months ended June 30, 2011, a decrease of approximately $0.1 million from approximately $2.0 million in the six months ended June 30, 2010.  The decrease was primarily attributable to a decrease in net income of approximately $94,000, an increase in depreciation expense of approximately $108,000, a net increase in changes in accounts receivable of approximately $94,000, an increase in changes in other receivables and advance payments of approximately $70,000 due to guarantee payments for loans incurred, a net decrease in changes in deferred tax assets of approximately $122,000, a net decrease in changes in accounts payable of approximately $391,000 due to payments made for audit expenses and construction projects, a net decrease in changes in accrued liabilities of approximately $173,000 due to a decrease in sales rebates because sales rebates earned in 2010 by qualifying travel agencies were paid off during the six months ended June 30, 2011, a net decrease in changes in taxes payable of approximately $267,000 due to the accrual of income tax for the six months ended June 30, 2011.

Cash Flows from Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2011 was approximately $3.0 million, an approximately $5.6 million decrease from approximately $8.6 million for the six months ended June 30, 2010.  The decrease was primarily due to an approximately $3.5 million decrease in loans to related parties and an approximately $1.8 million decrease in investments in fixed assets in the six months ended June 30, 2011.

Cash Flows from Financing Activities.

Net cash provided by financing activities was approximately $1.0 million in the six months ended June 30, 2011, an approximately $4.8 million decrease from approximately $5.8 million for the six months ended June 30, 2010.  The decrease was primarily due to an approximately $5.0 million increase in principal payments on short term debt and a decrease of approximately $1.3 million in borrowings in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, being partially offset by an increase of approximately $1.5 million in related party borrowings in the six months ended June 30, 2011.

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

At June 30, 2011, we did not have any unused credit facilities available to us as all of our borrowings are one-time loans received from commercial banks.  As of June 30, 2011 and December 31, 2010, our outstanding borrowings consisted of the following:

	Term	Maturity	Interest	June 30, 2011	December 31,
	(Months)	Date	Rate	(Unaudited)	2010

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$-	$910,200
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	-	303,400
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	-	455,100
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	-	1,517,000
Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	928,200	-
Yishui Rural Credit Cooperatives	12	04/20/2012	6.31%	309,400	-
Yishui Rural Credit Cooperatives	12	04/20/2012	10.62%	464,100	-
Yishui Rural Credit Cooperatives	12	06/15/2012	13.88%	773,500	-
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	1,082,900	1,061,900
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	773,500	758,500
Bank of China	12	09/28/2011	5.841%	464,100	455,100
Bank of China	12	10/20/2011	6.116%	2,320,500	2,275,500
Bank of China	12	10/26/2011	6.116%	309,400	303,400
LinShang Bank	12	05/28/2011	7.965%	-	758,500
Construction Bank of China	12	7/25/2011	5.84%	928,200	910,200
Construction Bank of China	12	08/01/2011	5.84%	618,800	606,800
Tianyuan Tiancheng Guarantee Company	N/A	On demand	10.16%	773,500	-
Zhang Tao	N/A	On demand	0.00%	30,940	-
ShanDong Longhao Investment Management Co., Ltd.	N/A	On demand	0.00%	74,127	-
Chen Cong	N/A	On demand	0.00%	32,023	-
				$9,883,190	$10,315,600

The weighted average interest rate for short-term loans as of June 30, 2011 and December 31, 2010 was 8.51% and 6.69%, respectively.  As of June 30, 2011, most of the short-term loans were secured by guarantees provided by related parties, including our director and executive officers and companies that are recipients of related party loans from us, as well as the pledge by Longkong of its operation fee charging rights and its interest in real property.  Generally, the loans do not require the periodic payment of principal and interest, though we typically have the option to pay principal or interest prior to the maturity date of the loan.  In some cases, the lender is entitled to charge us a prepayment fee if we choose to pay the loan off prior to the maturity date.

Notwithstanding that we have cash on hand of approximately $107,000 at June 30, 2011, have approximately $9.9 million of short-term loans due within the next 12 months, have approximately $1.7 million in related party loans due within the next 12 months, have approximately $3.0 million of expected capital expenditures in the next 12 months, no unused credit facilities and opted to borrow approximately $1.7 million from various lenders, including related parties, that are all interest-free and payable on demand during the three months ended June 30, 2011 to repay loans due during the three months ended June 30, 2011 in lieu of calling loans we have made to related parties, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months.  Our cash flow from operations for the six months ended June 30, 2011 was approximately $1.9 million.  In addition, loans receivable from loans made to related parties were approximately $16.6 million at June 30, 2011, all of which is due within the next 12 months or payable on demand.  Generally, the source of cash used to make loans to related parties is a combination of the use of short-term borrowings and cash on hand generated from cash flow from operations at a time when our cash on hand is relatively high, not all of which is required at that point in time to finance short-term operations.  If cash on hand, cash flow from operations and anticipated cash payments received in respect of outstanding related party loans are not sufficient to meet our expected capital expenditures and working capital requirements for the next 12 months, we may be unable to repay our short-term indebtedness or we may be forced to cease or significantly reduce our operations, delay our capital expenditures, seek to collect on the related party loans we have made that are not yet due, and/or be forced to raise additional funds.

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

Capital Uses

Capital Expenditures

Our capital expenditures were approximately $61,000 and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.  Our capital expenditures were mainly used to acquire fixed assets to build and expand our entertainment attractions.

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

In addition to the Treasuring Hunting Cave, to enhance our visitors’ experience, we recently completed the development of catering facilities, which include restaurant facilities for our visitors, as well as the services to host and cater large-scale events, and gift shop facilities.  Our catering and restaurant facilities are outsourced to third party food vendors who pay us a nominal fee to use our facilities, which totaled an aggregate of approximately $8,000 during the six months ended June 30, 2011.  The total cost to develop the catering and gift shop facilities was approximately $1.2 million, all of which had been incurred as of December 31, 2010, and it took approximately two years to complete.  The source of the funds used to develop these facilities was cash flow from operations.  Although we developed these facilities to enhance our visitors’ experience, there can be no assurance that we will be successful in doing so.

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

Foreign Currency Translation Gains or Losses

During the six months ended June 30, 2011, no foreign currency translation gains or losses were recorded in our consolidated statements of operations as a component of net income because we did not have any foreign currency revenues during such period.

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

As of June 30, 2011, we had five guarantees of approximately $9.3 million in total principal outstanding.  Our potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Pursuant to a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, prior to April 1, 2011, if a bundled pass (RMB118) was sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass was allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  While negotiating the terms of the revenue sharing agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake.  The revenue sharing agreement only contains economic terms and is otherwise terminable at the will of either party and does not contain a term.  In March 2011, the local government approved an increase in our admission ticket price for visitors effective April 1, 2011, which led to a RMB10 increase in the price of the bundled pass to RMB128 also effective that date.  During April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  Beginning June 1, 2011, the price of the bundled pass increased again RMB10 to RMB138.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately 88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  Longkong’s and Fluorescent Lake’s management expects to review the terms of the revenue sharing agreement annually and decide whether to continue the relationship as is, modify the existing terms, which could be more or less beneficial to Longkong, or terminate the relationship.

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at June 30, 2011.

Prior to April 1, 2011, a regular admission ticket to the Underground Grand Canyon was RMB76 and a regular admission ticket to the Fluorescent Lake was RMB68.  Therefore, our relative fair value of each bundled pass was RMB62, which is the proportion that our regular admission ticket price (RMB76) bore to the total of the regular admission ticket prices for both attractions (RMB144) to the former price of a bundled pass (RMB118).  For each bundled pass sold by the Underground Grand Canyon, we received a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we received RMB20 less than our relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.  During April and May 2011, a regular admission ticket to the Underground Grand Canyon was RMB96 and a regular admission ticket to the Fluorescent Lake was RMB80.  Therefore, Longkong’s relative fair value of each bundled pass was RMB70, which is the proportion that its regular admission ticket price (RMB96) bore to the total of the regular admission ticket prices for both attractions (RMB176) to the former price of a bundled pass (RMB128).  For each bundled pass sold by the Underground Grand Canyon, Longkong received a benefit of RMB46 above its relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon was characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, Longkong received RMB20 less than its relative fair value.  This difference was characterized as a related party commission paid and recorded net of the related party commission received by Longkong for bundled passes sold by the Underground Grand Canyon.  From and after June 1, 2011, a regular admission ticket to the Underground Grand Canyon is RMB96 and a regular admission ticket to the Fluorescent Lake is RMB80.  Therefore, our relative fair value of each bundled pass is RMB75, which is the proportion that our regular admission ticket price (RMB96) bears to the total of the regular admission ticket prices for both attractions (RMB176) to the price of a bundled pass (RMB138).  For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value.  Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received.  For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value.  This difference is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Grand Canyon.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2011 and 2010, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

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

Interest Rates.  We generally do not invest in or hold debt securities. Accordingly, fluctuations in applicable interest rates would not have a material impact on our company.  At June 30, 2011, we had short-term loans payable of approximately $9.9 million.  These notes have interest rates ranging from 5.84% to 13.88%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Longkong’s earnings, loss or cash flows.

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

Concentration of credit risk.  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.  As of June 30, 2011 and December 31, 2010, substantially all of our cash was held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

As of June 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the following material weaknesses identified in our internal control over financial reporting:

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

In addition, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting.  These deficiencies caused us to file late certain Current Reports on Form 8-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

With respect to the previously reported matter entitled Greentree Financial Group, Inc. v. Long Fortune Valley Tourism International, Ltd., BTHC XV, Inc. and Halter Financial Investments L.P., on April 12, 2011, Greentree Financial Group, Inc. (“Greentree”) filed its opposition to BTHC’s and Long Fortune’s motion to dismiss the Amended Complaint, which was filed by the parties on March 25, 2011.  On April 22, 2011, BTHC and Long Fortune filed a reply in further support of their motion to dismiss.  On May 10, 2011, prior to a decision being rendered on the motion to dismiss, Greentree advised the Court that Greentree, BTHC and Long Fortune had reached an agreement in principle to settle all claims involving BTHC and Long Fortune.  That settlement has now been formalized and effectuated, and, on July 6, 2011, Greentree filed a Notice of Voluntary Dismissal with Prejudice of all claims brought against Long Fortune and BTHC.  On July 8, 2011, the Court dismissed with prejudice all claims brought against defendants BTHC and Long Fortune.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide information required by this item.  Nonetheless, the following are risk factors that have been updated through June 30, 2011.

We may be required to repay obligations under guarantees we have executed in favor of other local entities.

From time to time, we provide guarantees of loans and other obligations for other local enterprises.  As of June 30, 2011, we had five guarantees of approximately $9.3 million in total principal outstanding with a term up to three years.  Our potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including our company, have mortgaged and pledged all of our available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by us are joint liability guarantees, which provide that when the debtor defaults, the bank can request us to pay the total debt outstanding without first enforcing its rights against the debtor.  Although we may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave us exposed for obligations that we have guaranteed which could have a materially negative impact on our ongoing business.

Our current debt and other obligations, including amounts we may be liable for under guarantees, may harm our financial condition and results of operations.

Our short- and long-term debt as of June 30, 2011 was $9.9 million and we owed approximately $1.7 million to related parties.  Our level of indebtedness could result in the following:

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

As of June 30, 2011, we had five guarantees of approximately $9.3million in total principal outstanding with terms up to three years.  Our operations may not generate sufficient cash to enable us to service all of our obligations, including any obligations for which we may become liable pursuant to guarantees we have executed in favor of third parties.  In such case, we may be required to raise additional funds through the sale of equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  In fact, recently, the PRC government has been reported to be tightening its monetary policies, including increasing interest rates on bank loans and tightening the money supply to control growth in lending.  If we fail to make a payment on certain of our obligations, this could cause us to be in default on such obligations and the security interests and mortgages on our assets to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the operations.

Our Chairman, President and Chief Executive Officer owns or controls companies that compete with our company.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls companies that compete with our company.  As the beneficial owner of 91.8% of our common stock and as our sole director, Zhang Shanjiu controls our board of directors and has the ability to exercise significant influence over matters submitted to a vote of our stockholders.  In addition, our company is not presently subject to rules of any national securities exchange that require that we have a majority of independent directors or that we have a standing Audit Committee with responsibility over, among other things, the approval of related party transactions.  As of June 30, 2011, we have $16.6 million in related party loans made to companies owned or controlled by Zhang Shanjiu.  If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness (which was $9.9 million from unrelated third parties and $1.7 million from related parties as of June 30, 2011), which would have a material adverse effect on our financial condition.  Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations.  Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

In addition, our revenue sharing arrangement with Fluorescent Lake for bundled passes sold at the Underground Grand Canyon and at the Fluorescent Lake was not negotiated on an arm’s length basis.  As a result, if a bundled pass is sold by the Underground Grand Canyon, approximately 88% of the cost of the pass is allocated as revenue to Longkong with the remaining 12% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% being recorded as revenue by Fluorescent Lake.  As of June 30, 2011, there is a net payable to Fluorescent Lake in the amount of approximately $29,000.  If Zhang Shanjiu decides to modify the terms of the revenue sharing arrangement to be more beneficial to Fluorescent Lake, our cash flow from operations, financial condition and results of operations may be materially adversely affected.

Longkong is party to a revenue sharing arrangement with Fluorescent Lake, a related-party.  To the extent the revenue sharing arrangement produces material revenue for Longkong, changes in such arrangement that are not beneficial to Longkong, or a termination of the arrangement, could have a material adverse effect on our results of operations and financial condition.

On January 1, 2010, Longkong began selling a bundled pass for general access to the “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  On February 11, 2010, Longkong and Fluorescent Lake executed a revenue sharing agreement, effective as of January 1, 2010 (the “Revenue Sharing Agreement”).  Pursuant to the terms of the Revenue Sharing Agreement, prior to April 1, 2011, if a bundled pass was sold at the Underground Grand Canyon, approximately 92% of the cost of the pass was allocated as revenue to Longkong with the remaining 8% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 36% of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% being recorded as revenue by Fluorescent Lake.

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

As a result of an increase in the price of our regular admission ticket effective April 1, 2011, the price of a bundled pass increased RMB10 to RMB128 effective that date.  During April and May 2011, if a bundled pass was sold at the Underground Grand Canyon, approximately 91% of the cost of the pass was allocated as revenue to Longkong with the remaining 9% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% being recorded as revenue by Fluorescent Lake.  Beginning June 1, 2011, the price of the bundled pass increased again RMB10 to RMB138.  Therefore, from and after June 1, 2011, if a bundled pass is sold at the Underground Grand Canyon, approximately 88% of the cost of the pass is allocated as revenue to Longkong with the remaining 12% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% being recorded as revenue by Fluorescent Lake.

The Revenue Sharing Agreement only contains economic terms and otherwise does not contain any other terms or conditions.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us.  It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the agreement annually and determine whether to continue the relationship as is, modify the existing terms or terminate the relationship.  If the terms of the Revenue Sharing Agreement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.

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

As of June 30, 2011, we have made approximately $16.6 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

_____________________________
*             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	August 22, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 22, 2011	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________________
*              Filed herewith