Form 10-Q/A
period 2011-06-30
BTHC XV, Inc.
filed 2011-11-08
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ____________________________

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

EXPLANATORY NOTE

BTHC XV, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 with the Securities and Exchange Commission (the “SEC”) on August 22, 2011 (the “Original Filing”).  The Company is filing this amendment to the Original Filing solely to furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q/A provides the consolidated financial statements and related footnotes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).  Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify or update any other information in the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Among other things, forward-looking statements made in the Original Filing have not been updated or revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Other Comprehensive Income for each of the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.*

(1)	Incorporated by reference to BTHC’s Form 10-Q filed on August 22, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	November 8, 2011	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2011	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Other Comprehensive Income for each of the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.*

(1)	Incorporated by reference to BTHC’s Form 10-Q filed on August 22, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.