Form 10-Q
period 2011-09-30
BTHC XV, Inc.
filed 2012-01-20
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ____________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒   No ☐

As of January 17, 2012, there were 18,089,660 shares of the registrant’s common stock outstanding.

BTHC XV, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$132,635	$208,955
Accounts receivable, net of allowance of $- and $-	153,604	36,968
Other receivables and advance payments	1,717,267	960,588
Notes receivable from related parties	17,928,300	13,422,978
Inventories	48,295	-
Deferred tax assets	391,751	380,465
Other current assets	26,106	25,354
Total current assets	20,397,958	15,035,308

Property, plant and equipment, net	13,451,550	13,603,339
Intangible assets, net	259,641	259,218
Long term investment	315,238	306,156
Other assets	140,272	140,959
Total assets	$34,564,659	$29,344,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,718	$399,472
Accrued liabilities	213,804	277,108
Taxes payable	4,639,620	3,917,347
Short term debt	10,621,600	10,315,600
Due to related parties	70,264	28,463
Total current liabilities	15,874,006	14,937,990
Long term deferred tax liabilities	33,945	32,967
Total liabilities	$15,907,951	$14,970,957
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	18,090	18,090
Additional paid in capital	1,172,358	1,172,358
Statutory reserves	913,370	913,370
Retained earnings	15,015,704	11,282,284
Accumulated other comprehensive income	1,537,186	987,921
Total shareholders’ equity	18,656,708	14,374,023
Total liabilities and shareholders’ equity	$34,564,659	$29,344,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income

	For the three months ended		For the nine months ended
	September30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue (including $276,607 and $284,253 related party commission for the three months ended September 30, 2011 and 2010, respectively; $550,407 and $486,053 for the nine months ended September 30, 2011 and 2010, respectively)	$4,013,534	$3,460,585	$9,000,045	$7,962,000

Operating Expenses	1,250,198	408,661	3,206,903	2,237,000

Income from Operations	2,763,336	3,051,924	5,793,142	5,725,000

Other Income (Expenses):

Other income (expenses), net	(270,760)	(142,897)	(815,243)	(203,000)

Total Other Income (Expenses)	(270,760)	(142,897)	(815,243)	(203,000)

Income before Income Taxes	2,492,576	2,909,027	4,977,899	5,522,000
Income taxes	623,143	724,609	1,244,479	1,380,000
Net Income	$1,869,433	$2,184,418	$3,733,420	$4,142,000

Other Comprehensive Income
Foreign currency translation adjustment	199,156	240,946	549,265	288,000
Comprehensive Income	$2,068,589	$2,425,364	$4,282,685	$4,430,000

Earnings per Share, Basic and Diluted	$0.10	$0.13	$0.21	$0.24

Weighted Average Shares Outstanding, Basic and Diluted	18,089,660	17,185,177	18,089,660	17,185,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BTHC XV, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$3,733,420	$4,142,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	678,154	563,000
Amortization expense	7,150	5,000
Amortization of prepaid rent	18,654	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(113,690)	(19,000)
(Increase)/decrease in other receivables and advance payments	(730,393)	(1,572,000)
(Increase)/decrease in inventories	(47,523)	-
Increase/(decrease) in accounts payable	(80,647)	(644,000)
Increase/(decrease) in accrued liabilities	(70,380)	144,000
Increase/(decrease) in amount due to related party	40,302	22,000
Increase/(decrease) in taxes payable	656,994	928,000
Net cash provided by operating activities	4,092,041	3,569,000

Cash flows from investing activities:
Cash paid for long-term investment	-	(301,000)
Cash paid for notes receivable from related parties	(4,041,410)	(9,208,000)
Cash paid for purchase of property, plant and equipment and intangible assets	(131,726)	(2,645,000)
Net cash used in investing activities	(4,173,136)	(12,154,000)

Cash flows from financing activities:
Proceeds from short term debt	-	7,807,000
Net cash provided by financing activities	-	7,807,000

Effect of foreign exchange rate changes on cash	4,775	266,000

Net decrease in cash and cash equivalents	(76,320)	(512,000)
Cash and cash equivalents at beginning of period	208,955	1,076,000
Cash and cash equivalents at end of period	$132,635	$564,000

Supplemental information:
Income taxes paid	$470,313	$452,000
Interest paid	$618,964	$268,000

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

Pursuant to the acquisitions described above, LFVT Cayman acquired all the equity interests of the subsidiaries under common control as all of the entities are ultimately controlled by the same parties (Zhang Shanjiu and his immediate family).  Accordingly, the financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the acquisitions had occurred as of the beginning of the earliest period presented in the accompanying financial statements.

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

Reclassification
Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

		Fluorescent Lake	Bundled Pass
If bundled pass sold at:	Longkong Received	Received	Price
Underground Grand Canyon	RMB 108	RMB 10	RMB 118
Fluorescent Lake	RMB 42	RMB 76	RMB 118

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

		Fluorescent Lake	Bundled
If bundled pass sold at:	Longkong Received	Received	Pass Price
Underground Grand Canyon	RMB 116	RMB 12	RMB 128
Fluorescent Lake	RMB 50	RMB 78	RMB 128

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

		Fluorescent Lake	Bundled Pass
If bundled pass sold at:	Longkong Received	Received	Price
Underground Grand Canyon	RMB 121	RMB 17	RMB 138
Fluorescent Lake	RMB 55	RMB 83	RMB 138

Longkong’s and Fluorescent Lake’s management expects to review the terms of the revenue sharing agreement annually and decide whether to continue the relationship as is, modify the existing terms, which could be more or less beneficial to Longkong, or terminate the relationship.

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at September 30, 2011.

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

		Longkong’s Relative	Commission
If bundled pass sold at:	Longkong Received	Fair Value	Received/(Paid)
Underground Grand Canyon	RMB 108	RMB 62	RMB 46
Fluorescent Lake	RMB 42	RMB 62	(RMB 20)

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

		Longkong’s Relative	Commission
If bundled pass sold at:	Longkong Received	Fair Value	Received/(Paid)
Underground Grand Canyon	RMB 116	RMB 70	RMB 46
Fluorescent Lake	RMB 50	RMB 70	(RMB 20)

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

		Longkong’s Relative	Commission
If bundled pass sold at:	Longkong Received	Fair Value	Received/(Paid)
Underground Grand Canyon	RMB 121	RMB 75	RMB 46
Fluorescent Lake	RMB 55	RMB 75	(RMB 20)

The amount of the net related party commissions received during the nine months ended September 30, 2011 and 2010 was approximately $550,407 and approximately $486,053, respectively.  The amount of the net related party commissions received during the three months ended September 30, 2011 and 2010 was approximately $276,607 and approximately $284,253, respectively.

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Longkong does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, the Company recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes.  Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues.  Such taxes were $347,911 and $209,000 for the nine months ended September 30, 2011 and 2010, respectively.  Refer to Note 6 – Related-Party Transactions.

The Company’s revenues are subject to seasonal variation and accordingly interim results may not be indicative of the estimated results for a full fiscal year.

Rebates
Commencing January 1, 2010, the Company started to offer a return, also referred to as a rebate, to the travel agencies with which Longkong has entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  The Company recognizes the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.  The rebates for the nine months ended September 30, 2011 and 2010 were $42,294 and $177,000, respectively.

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

Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

3.	Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Building	$15,421,430	$11,191,052
Machinery and equipment	748,863	727,288
Office equipment	258,716	188,701
Automobiles	888,258	852,338
Total at Cost	17,317,267	12,959,379
Less: accumulated depreciation	(3,920,444)	(3,138,170)
Construction in progress	54,727	3,782,130
Property, plant and equipment, net	$13,451,550	$13,603,339

During the nine months ended September 30, 2011, approximately $3.8 million of costs associated with the remaining construction of the Treasure Hunting Cave entertainment attraction, a parking lot and other infrastructure, including improvements to the welcome area, of the Underground Grand Canyon were transferred from construction in progress to property, plant and equipment.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $678,154 and $563,000, respectively.

4.	Short Term Debt

As of September 30, 2011 and December 31, 2010, the Company’s short term debt consisted of the following:

	Term		Interest	September 30,		December 31,
	(Months)	Maturity Date	Rate	2011		2010
				(Unaudited)
Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$-		$910,200	(a)
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	-		303,400	(b)
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	-		455,100	(c)
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	-		1,517,000	(a)
Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	937,200	(e)	-
Yishui Rural Credit Cooperatives	12	06/15/2012	13.88%	781,000	(e)	-
Yishui Rural Credit Cooperatives	12	08/15/2012	12.47%	2,499,200	(i)
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	-	(e)	1,061,900	(e)
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	781,000	(e)	758,500	(e)
Bank of China	12	09/28/2011	5.841%	-	(f)	455,100	(f)
Bank of China	12	10/20/2011	6.116%	2,343,000	(f)	2,275,500	(f)
Bank of China	12	10/26/2011	6.116%	-	(f)	303,400	(f)
Bank of China	12	09/13/2012	4.543%	781,000	(f)	-
LinShang Bank	12	05/28/2011	7.965%	-		758,500	(g)
LinShang Bank	12	08/22/2012	9.84%	781,000	(g)	-
Construction Bank of China	12	07/25/2011	5.84%	-	(d)	910,200	(d)
Construction Bank of China	12	08/01/2011	5.84%	-	(g)	606,800	(g)
ShanDong YiSheng Guarantee Co., Ltd.	92 days	10/20/2011	12.6%	937,200	(h)	-
JuNan Xin Yuan Investment Consulting Co., Ltd.	90 days	11/10/2011	12.6%	781,000	(h)	-
				$10,621,600		$10,315,600

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
(g) Guaranteed by a third party guarantee company and counter guaranteed by Fluorescent Lake, a related party company (see Note 6).
(h) Guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).
(i) Guaranteed by Zhang Shanjiu and pledged by Tianma Island, a related party company (see Note 6).

For the nine months ended September 30, 2011, interest expense totaled $668,598.

5.	Income Taxes

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, the subsidiaries of the Company that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes.

Hong Kong

LFHK was incorporated in Hong Kong, China.  Under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  LFHK did not have any operations during the nine months ended September 30, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax.

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

The components of the income tax provision are:
	Nine months ended September 30,
	2011	2010
	(Unaudited)
Current tax provision – PRC	$1,244,479	$1,380,000
Deferred taxes	-	-
	$1,244,479	$1,380,000

A reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Nine months ended September 30,
	2011	2010
	(Unaudited)
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Permanent difference	-	-
Provision for income tax	25%	25%

Accounting for Uncertainties in Income Taxes

The Company accounts for uncertainties in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

6.	Related Party Transactions

Relationship with the
Related Parties	Company

Zhang Shanjiu	CEO and Chairman of the Board

Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”)	Controlled by Zhang Shanjiu’s immediate family

Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”)	Controlled by Zhang Shanjiu’s immediate family

Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”)	Controlled by Zhang Shanjiu’s immediate family

Zhang Shansan	Brother of Zhang Shanjiu

Chen Rongxia	Wife of Zhang Shanjiu

(1)	Outstanding balances with related parties as of September 30, 2011 and December 31, 2010 are as follows:

	Due from related parties (a)		Due to related parties (b)
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(unaudited)	(audited)	(unaudited)	(audited)
Yinhe Travel	$10,558,838	$7,613,355	$-	$-
Fluorescent Lake	7,369,462	5,680,678	70,264	28,463
Zhang Shansan	-	128,945	-	-
	$17,928,300	$13,422,978	$70,264	$28,463

The following table sets forth details of the related party transactions that occurred during the nine months ended September 30, 2011 and 2010, respectively:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Borrowings	Payments	Borrowings	Payments
Yinhe Travel	$9,363,968	$6,644,326	$10,336,521	$2,076,210
Fluorescent Lake	3,063,217	1,566,374	704,462	78,100
Tianma Island	1,422,857	1,422,857	731,016	82,786
Zhang Shanjiu	1,405,800	1,405,800	-	-
Zhang Shansan	452,980	585,750	46,860	46,860
Chen Rongxia	-	-	74,976	74,976
Advance Payment for Fluorescent Lake	23,430	-	-	-

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

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

(2) Guarantees

The Company and its three related party companies provide loan guarantees to each other.  As of September 30, 2011 and December 31, 2010, loans guaranteed by related party companies were $7,341,400 and $5,157,800, respectively (see Note 4).  The period of the guarantees is usually two years starting from the due date of the loan.

Details of related-party guarantees at September 30, 2011 pursuant to which the Company has executed a Guarantee Contract with the related parties and the creditor to guarantee loans to the related parties are as follows:

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a six-year loan by Agricultural Bank to Tianma Island for the amount of approximately $6 million.  The loan is due March 2014.  The guarantee period is two years starting from the due date of the loan.  Tianma Island has been making timely principal payments and the balance due of the loan at September 30, 2011 was $4.7 million, the maximum potential amount of future payments that Longkong could be required to make under the guarantee.  The guarantee provided under the Guarantee Contract expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Tianma Island fails to make a payment when due.  In such circumstance, Longkong will have recourse against Tianma Island for the full amount of the payment made on its behalf.  This obligation, however, is secured by the usufruct of Tianma Island.  Longkong’s guarantee to Agricultural Bank is secured by its usufruct.  Longkong periodically requests information from Tianma Island regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of September 30, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

Pursuant to the Guarantee Contract, dated April 2010, between Longkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $731,500.  The loan matured and was paid off by Fluorescent Lake in April 2011.

7.	Commitment and Contingencies

Guarantees

In January and March 2011, respectively, Longkong agreed to guarantee two loans borrowed by Shandong Green Foodstuff Co., Ltd. (“Green Foodstuff”) from Industrial and Commercial Bank of China Yishui Branch (“ICBC”) totaling $1.5 million, which is the maximum potential amount of future payments that the Company could be required to make under the guarantee. The loans are due in January and March 2012, respectively. The guarantee period is two years starting from the due date of the loans. The guarantee provided under the Guarantee Contracts expires upon the payment in full of the loan. Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due. In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf. This obligation, however, is unsecured. Longkong’s guarantee to ICBC is also unsecured. Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee. As of September 30, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

On April 14, 2011, Longkong agreed to guarantee a loan borrowed by Green Foodstuff from China Minsheng Bank Co., Ltd. (“CMB”) totaling $2.3 million, which is the maximum potential amount of future payments that the Company could be required to make under the guarantee. The loan is due in April 2012 and the guarantee period is two years from the due date of the loan. The guarantee expires upon the payment in full of the loan. Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due. In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf. This obligation, however, is unsecured. Longkong’s guarantee to CMB also is unsecured. Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee. As of September 30, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

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

In October 2011, one loan from Industrial and Commercial Bank of China in the amount of approximately $781,000 matured and was paid off.

In October 2011, one loan from the Bank of China in the amount of approximately $2,343,000 matured and was paid off.

In October 2011, the Company obtained a loan of approximately $2,343,000 from the Bank of China.  The term of the loan is 12 months and it bears interest at a rate of 8.07% per annum and is guaranteed by Fluorescent Lake, Tianma Island, Yinhe Travel and Zhang Shanjiu.

In October 2011, one loan from ShanDong YiSheng Guarantee Co., Ltd. in the amount of approximately $937,200 matured and was paid off.

In October 2011, one loan from JuNan Xin Yuan Investment Consulting Co., Ltd. in the amount of approximately $781,000 was paid off.

In October 2011, the Company obtained a loan from ShanDong YiSheng Guarantee Co., Ltd. in the amount of approximately $937,200.  The loan is due on February 7, 2012, bears interest at a rate of 12.6% per annum and is guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).

In October 2011, the Company obtained a loan from JuNan Xin Yuan Investment Consulting Co., Ltd. in the amount of approximately $781,000.  The loan was due on January 8, 2012, bore interest at a rate of 12.6% per annum and was guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).  The loan was paid off in December 2011.

In December 2011, the Company obtained a loan from JuNan Xin Yuan Investment Consulting Co., Ltd. in the amount of approximately $937,200.  The loan is due on February11, 2012, bears interest rate at 12.6% per annum and is guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).

BTHC XV, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unless the context requires otherwise, US$ amounts expressed in thousands)

In January 2012, the Company paid off a loan from Yishui Rural Credit Cooperatives in the amount of approximately $937,200.

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

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.  The Company maintains its books and accounting records in Renminbi.  Unless otherwise stated, the translations of RMB into U.S. Dollars have been made at the rate of exchange of $1.00 to RMB6.5062, the approximate average exchange rate for the nine months ended September 30, 2011.  We make no representation that the RMB or U.S. Dollar amounts referred to in this Quarterly Report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “U.S. GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.  All U.S. Dollar amounts referenced herein are in thousands, unless the context requires otherwise.

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

Our visitors come to the Underground Grand Canyon both on their own, attracted either by advertisements or through word of mouth (“self-drivers”), and through touring with domestic PRC travel agencies.  Visitors from travel agencies accounted for approximately 48.1% of the total number of visitors during the nine months ended September 30, 2011, while self-drivers accounted for the remaining 51.9% of our visitors.

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

Revenue increased approximately $1.0 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The number of visitors to the Underground Grand Canyon decreased from approximately 571,000 during the nine months ended September 30, 2010 to approximately 567,600 during the nine months ended September 30, 2011.  The decrease in visitors was due in part to the temporary cessation of operations in January 2011 discussed in further detail below.  In addition, during January 2011 while renewing the cooperation agreements with travel agencies, we tried to renegotiate the discount offered to the visitors brought to the Underground Grand Canyon by travel agencies.  Most travel agencies were not receptive to a price increase and ultimately removed the Underground Grand Canyon from their list of preferred tourist sites.  This removal from the list of preferred tourist sites resulted in a 85% reduction in visitors from travel agencies during the three months ended March 31, 2011.  In April 2011, at the beginning of our busy season, we agreed not to increase the ticket price to travel agency visitors, which resulted in the Underground Grand Canyon being added back to the list of preferred tourist sites.  During the three months ended September 30, 2011, we saw a decrease in the number of visitors from approximately 245,400 during the three months ended September 30, 2010 to approximately 243,200, primarily due to the increase in our regular admission ticket price from period to period although the number of visitors brought to the Underground Grand Canyon by travel agencies increased from period to period and, therefore, the decrease was caused by a decrease in the number of self-drivers.  Though we anticipated that the addition of the Treasure Hunting Cave would have led to an increase in the number of visitors, we have not found that to be the case during the third quarter of 2011.  In fact, of the five entertainment attractions we have at the Underground Grand Canyon, revenue generated from the Treasure Hunting Cave was the lowest, which we attribute to limited marketing for it as a new entertainment attraction, and therefore we do not believe that, as of yet, visitors are coming to the Underground Grand Canyon solely because of this entertainment attraction.  Looking forward to the final quarter of 2011, we anticipate an increase in the number of visitors as compared to the final quarter of 2010, but there can be no assurance that the number of visitors will increase over the comparable period of 2011.

In addition, sales of the bundled pass and the revenue sharing agreement with Fluorescent Lake accounted for approximately 20.0% of our total revenue for the nine months ended September 30, 2011 (approximately 107,500 total visitors accounting for approximately $1.8 million).  Of the approximately 107,500 visitors who used a bundled pass, approximately 87,600 of the passes were sold by the Underground Ground Canyon and approximately 19,900 of the passes were sold by the Fluorescent Lake.  Prior to April 1, 2011, the revenue sharing agreement effectively allowed us to obtain a premium price (approximately $4.75 (RMB32) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass was sold by Longkong.  Alternatively, if a bundled pass was sold by Fluorescent Lake, we received approximately $5.00 (RMB34) less than the regular admission ticket price.  During April and May 2011, the revenue sharing agreement effectively allowed us to obtain a premium price (approximately $3.00 (RMB20) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass was sold by Longkong.  Alternatively, if a bundled pass was sold by Fluorescent Lake, we received approximately $7.00 (RMB46) less than the regular admission ticket price.  From and after June 1, 2011, the revenue sharing agreement effectively allows us to obtain a premium price (approximately $3.75 (RMB25) higher than the regular admission ticket price) for visitors to the Underground Grand Canyon if the bundled pass is sold by Longkong.  Alternatively, if a bundled pass is sold by Fluorescent Lake, we receive approximately $6.25 (RMB41) less than the regular admission ticket price.  The revenue sharing agreement with Fluorescent Lake does not contain terms and conditions other than the economic terms described above.  As a result, the agreement is terminable at the will of either party and does not contain a term.  Zhang Shanjiu, as our Chairman, President and Chief Executive Officer and as an individual who controls Fluorescent Lake, could effectively require either our or Fluorescent Lake’s management to modify the terms of the agreement at his will.  Any such modifications could be more or less beneficial to us, though no modifications are anticipated at this time other than those that occurred as a result of a price increase in our admission ticket price effective April 1, 2011, which led to an increase in the price of the bundled pass also effective as of that date, and a further increase in the price of the bundled pass effective June 1, 2011, which is described above.  It is expected that Longkong’s and Fluorescent Lake’s management will review the terms of the revenue sharing arrangement annually.  If the terms of the revenue sharing arrangement are modified to be less beneficial to us, or if the relationship is terminated, at a time when we are receiving material revenue from the arrangement, the modifications or termination could have a material adverse effect on our results of operations and financial condition.

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

We seek to increase the number of visitors to the Underground Grand Canyon by enhancing its existing entertainment attractions, as well as by further development of the Underground Grand Canyon to include additional entertainment attractions.  Toward this goal, as previously disclosed on our Current Report on Form 8-K filed with the SEC on December 23, 2010, we temporarily halted operations on December 21, 2010 in order to reconstruct part of the Underground Grand Canyon during Longkong’s low season, which generally runs from November through March.  The reconstruction included repairing roads leading to the Underground Grand Canyon, repairing and installing new electric cables and signs, and the completion of the construction of the Treasure Hunting Cave entertainment attraction.  Reconstruction was completed in late January 2011 and we continued our operations at that time.  The Treasure Hunting Cave attraction became operational in early February 2011.  The Treasure Hunting Cave is our fifth entertainment attraction and consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides.  We believe the reconstruction and the opening of the Treasure Hunting Cave will, in time, increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host and the amount of revenue we generate from our entertainment attractions, but there can be no assurance that the reconstruction or the Treasure Hunting Cave will lead to an increase in the number of visitors or an increase in the amount of revenue we generate from our entertainment attractions.  Further, it is uncertain at this time whether the effect of ceasing operations at the beginning of 2011, which directly lead to a shift to a net loss during the three months ended March 31, 2011 from net income during the three months ended March 31, 2010, will be offset by the expected increase in the number of visitors or additional fees generated by the Treasure Hunting Cave.  However, because the Treasure Hunting Cave generated the least revenue during the nine months ended September 30, 2011 of our five entertainment attractions, we do not believe that, as of yet, visitors are coming to the Underground Grand Canyon solely because of this entertainment attraction.  In an effort to increase our visitors to the Underground Grand Canyon, we plan to increase our advertising, but there can be no assurance that increasing the advertising and making capital improvements will lead to an increase in the number of visitors.

In February 2011, we refocused our marketing strategy to focus primarily on Shandong Province and its surrounding areas though we continue to market nationally as well.  Although the number of visitors during the nine months ended September 30, 2011 decreased as compared to the nine months ended September 30, 2010, we believe the number of visitors would have decreased even more without our focused marketing efforts.  We believe our marketing strategy will lead to an increase in visitors and an increase in the number of travel agencies with which we enter into cooperation agreements, but there can be no assurance that our marketing efforts will continue to prove successful.

Approximately $6.0 million in aggregate principal amount of short-term loans were due during the three months ended September 30, 2011.  Our cash on hand and cash flow from operations were insufficient, at times, during the three months ended September 30, 2011 to repay these loans due when.  In lieu of calling our loans made to related party companies, we borrowed approximately $5.2 million from non-commercial bank, non-related party sources to repay the loans due.  We did not obtain loans from commercial banks because the non-commercial bank sources offer to close loans in a shorter period of time than commercial banks have been closing loans in China as the market for commercial credit continues to tighten.  In addition, because certain commercial banks are now requiring that third-party guarantee companies who guarantee third-party indebtedness be licensed and also have recently imposed minimum principal balances per loan and annual revenue or total assets tests or requirements for certain loans, we believe the number of commercial bank lending sources available to us have decreased and may continue to decrease, which may cause us to utilize non-commercial bank lending sources in the future.  Although the non-commercial bank sources can provide us liquidity in a shorter period of time than a commercial bank, these sources generally charge a higher rate of interest per annum than a commercial bank and tend to offer loans for shorter periods of time, such as 30 to 90 days, whereas a commercial bank typically loans money for a one year term.  Given the ongoing tightening of the credit markets in China, loans from commercial banks may not be available on terms acceptable to us, if at all, and we may have to continue to use the services of non-commercial bank sources for our liquidity needs, but similarly there can be no assurance that financing from these sources will be available on terms acceptable to us, if at all.  Notwithstanding these borrowings, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the three months ended September 30,
	2011		2010
	(in thousands of U.S. dollars)
Revenues (including $276,607 and $284,253 related party commission for the three months ended September 30, 2011 and 2010, respectively)	$4,014	100%	$3,461	100%
Operating expenses	1,250	31	409	12
Income from operations	2,763	69	3,052	88
Other expenses	271	7	143	4
Income before income taxes	2,493	62	2,909	84
Income tax expense	623	16	725	21
Net income	1,869	46	2,184	63

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB6.3549 to $1.00 for the three months ended September 30, 2011 and the exchange rate of RMB6.7011 to $1.00 for the three months ended September 30, 2010.

Revenues.  Our sales revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, prior to April 1, 2011, if a bundled pass (RMB118) was sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass was allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  During April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately 88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  An admission ticket (RMB96) is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue increased approximately $0.5 million, or approximately 14.3%, to approximately $4.0 million in the three months ended September 30, 2011 from approximately $3.5 million in the three months ended September 30, 2010.

Revenue from sales of bundled passes was approximately $0.9 million (including approximately $0.28 million in related party commissions) in the three months ended September 30, 2011 and the number of visitors who used a bundled pass was approximately 54,100 during the three months ended September 30, 2011.  Of the approximately 54,100 visitors who used a bundled pass, approximately 43,700 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.8 million in revenue (approximately $0.31 million in related party commission received) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake, and approximately 10,400 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.08 million in revenue (approximately $0.03 million in related party commissions paid) to Longkong and approximately $1.3 million in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $0.7 million (including approximately $0.28 million in related party commissions) in the three months ended September 30, 2010 and the number of visitors who used a bundled pass was approximately 52,400 during the three months ended September 30, 2010.  Of the approximately 52,400 visitors who used a bundled pass, approximately 44,800 of the passes were sold by the Underground Ground Canyon, accounting for approximately $0.65 million in revenue (approximately $0.26 million in related party commissions received) to Longkong and approximately $0.05 million in revenue to Fluorescent Lake, and approximately 7,600 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.05 million in revenue (approximately $0.02 million in related party commissions paid) to Longkong and approximately $0.15 million in revenue to Fluorescent Lake.

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

Revenue from sales of admission tickets increased approximately $0.3 million, or approximately 23.1%, to approximately $1.6 million in the three months ended September 30, 2011 from approximately $1.3 million in the three months ended September 30, 2010 solely due to an increase in the regular admission ticket price from RMB76 to RMB96 on April 1, 2011 because the number of visitors who purchased an admission ticket decreased from approximately 193,000 during the three months ended September 30, 2010 to approximately 189,100 during the three months ended September 30, 2011. Total visitors, those who purchased either a bundled pass or an admission ticket, decreased from approximately 245,400 during the three months ended September 30, 2010 to approximately 243,200 during the three months ended September 30, 2011. The decrease in the total number of visitors from the three months ended September 30, 2010 to the three months ended September 30, 2011 was due to the increase in our regular admission ticket price from period to period although the number of visitors brought to the Underground Grand Canyon by travel agencies increased from period to period and, therefore, the decrease was caused by a decrease in the number of self-drivers.

Revenue from fees for our entertainment attractions increased approximately $0.1 million, or approximately 8.3%, to approximately $1.3 million in the three months ended September 30, 2011 from approximately $1.2 million in the three months ended September 30, 2010 primarily due to an increase in the number of visitors paying the additional fees for our entertainment attractions in the three months ended September 30, 2010 to the three months ended September 30, 2011. Having the Treasure Hunting Cave operational since February 2011 did not have a material effect on the revenue from fees for our entertainment attractions.

Operating Expenses. Our operating expenses are comprised of depreciation, amortization, advertising and promotion expenses, salaries and benefits, materials purchases for operating maintenance, service charges and administrative expenses. Our operating expenses increased approximately $0.9 million, or approximately 225%, to approximately $1.3 million in the three months ended September 30, 2011 from approximately $0.4 million in the three months ended September 30, 2010. The increase is due in part to increases in advertising expenses and maintenance expenses.

Income from Operations and Operating Margin. Our income from operations decreased approximately $0.3 million, or approximately 9.7%, from approximately $3.1 million in the three months ended September 30, 2010 to approximately $2.8 million in the three months ended September 30, 2011. Income from operations as a percentage of revenues was 69% and 88% for the three months ended September 30, 2011 and 2010, respectively. The decrease in our income from operations and operating margin was due in part to an increase in advertising expenses and maintenance expenses in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Other Expenses. Our other expenses increased approximately $128,000, or approximately 89.5%, from approximately $143,000 in the three months ended September 30, 2010 to approximately $271,000 in the three months ended September 30, 2011. The increase was primarily due to an increase in interest expense because of the increase in interest-bearing debt period to period.

Income Tax Expense. Our income tax expense decreased approximately $102,000, or approximately 14.1%, to approximately $623,000 in the three months ended September 30, 2011 from approximately $725,000 in the three months ended September 30, 2010.

Net Income. Our net income decreased approximately $0.3 million, or approximately 13.6%, from approximately $2.2 million in the three months ended September 30, 2010 to approximately $1.9 million in the three months ended September 30, 2011 primarily due to an increase in revenue being partially offset by increases in advertising and interest expenses.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenues.

	For the nine months ended September 30,
	2011		2010
	(in thousands of U.S. dollars)
Revenues (including $550,407 and $486,053 related party commission for the nine months ended September 30, 2011 and 2010, respectively)	$9,000	100%	$7,962	100%
Operating expenses	3,207	36	2,237	28
Income from operations	5,793	64	5,725	72
Other expenses	815	9	203	3
Income before income taxes	4,978	55	5,522	69
Income tax expense	1,245	14	1,380	17
Net income	3,733	41	4,142	52

Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB6.5062 to $1.00 for the nine months ended September 30, 2011 and the exchange rate of RMB6.7647 to $1.00 for the nine months ended September 30, 2010.

Revenues.  Our sales revenue is generated from bundled passes, admission tickets, water drifting attraction fees, rail car fees and other fees and services, including battery vehicle fees, strop ropeway fees and parking fees.  A bundled pass is for general access to our “Underground Grand Canyon” tourist destination and general access to the “Fluorescent Lake” tourist destination operated by Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer.  Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon.  Through a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, prior to April 1, 2011, if a bundled pass (RMB118) was sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass was allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  During April and May 2011, if a bundled pass (RMB128) was sold at the Underground Grand Canyon, approximately 91% (RMB116) of the cost of the pass was allocated as revenue to Longkong with the remaining 9% (RMB12) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass was sold at the Fluorescent Lake, approximately 39% (RMB50) of the cost of the pass was allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 61% (RMB78) being recorded as revenue by Fluorescent Lake.  From and after June 1, 2011, if a bundled pass (RMB138) is sold at the Underground Grand Canyon, approximately 88% (RMB121) of the cost of the pass is allocated as revenue to Longkong with the remaining 12% (RMB17) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% (RMB55) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% (RMB83) being recorded as revenue by Fluorescent Lake.  An admission ticket (RMB96) is for general access to our “Underground Grand Canyon” tourist destination.  Our visitors are charged additional fees for the entertainment attractions in and around the Underground Grand Canyon.  Our sales revenue increased approximately $1.0 million, or approximately 13.0%, to approximately $9.0 million in the nine months ended September 30, 2011 from approximately $8.0 million in the nine months ended September 30, 2010.

Revenue from sales of bundled passes was approximately $1.8 million (including approximately $0.55 million in related party commissions) in the nine months ended September 30, 2011 and the number of visitors who used a bundled pass was approximately 107,500 during the nine months ended September 30, 2011.  Of the approximately 107,500 visitors who used a bundled pass, approximately 87,600 of the passes were sold by the Underground Ground Canyon, accounting for approximately $1.6 million in revenue (approximately $0.61 million in related party commissions received) to Longkong and approximately $0.19 million in revenue to Fluorescent Lake, and approximately 19,900 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.2 million in revenue (approximately $0.06 million in related party commissions paid) to Longkong and approximately $2.3 million in revenue to Fluorescent Lake.  Revenue from sales of bundled passes was approximately $1.3 million (including approximately $0.49 million in related party commissions) in the nine months ended September 30, 2010 and the number of visitors who used a bundled pass was approximately 93,000 during the nine months ended September 30, 2010.  Of the approximately 93,000 visitors who used a bundled pass, approximately 78,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $1.2 million in revenue (approximately $0.53 million in related party commission received) to Longkong and approximately $0.1 million in revenue to Fluorescent Lake, and approximately 15,000 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.19 million in revenue (approximately $0.04 million in related party commissions paid) to Longkong and approximately $0.2 million in revenue to Fluorescent Lake.

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

Revenue from sales of admission tickets increased approximately $0.5 million, or approximately 13.2%, to approximately $4.3 million in the nine months ended September 30, 2011 from approximately $3.8 million in the nine months ended September 30, 2010 primarily due to an increase in the admission ticket price from RMB76 to RMB96 because the number of visitors who purchased an admission ticket decreased from approximately 478,000 during the nine months ended September 30, 2010 to approximately 460,100 during the nine months ended September 30, 2011.  Total visitors, those who purchased either a bundled pass or an admission ticket, decreased from approximately 571,000 during the nine months ended September 30, 2010 to approximately 567,600 during the nine months ended September 30, 2011.  The decrease in the total number of visitors from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was due in part to the temporary cessation of operations in January 2011.

Revenue from fees for our entertainment attractions increased approximately $0.2 million, or approximately 7.1%, to approximately $3.0 million in the nine months ended September 30, 2011 from approximately $2.8 million in the nine months ended September 30, 2010 primarily due to an increase in the number of visitors paying the additional fees for our entertainment attractions in the nine months ended September 30, 2010 to the nine months ended September 30, 2011.  Having the Treasure Hunting Cave operational since February 2011 did not have a material effect on the revenue from fees for our entertainment attractions.

Operating Expenses.  Our operating expenses are comprised of depreciation, amortization, advertising and promotion expenses, salaries and benefits, materials purchases for operating maintenance, service charges and administrative expenses.  Our operating expenses increased approximately $1.0 million, or approximately 45.45%, to approximately $3.2 million in the nine months ended September 30, 2011 from approximately $2.2 million in the nine months ended September 30, 2010 due in part to increases in advertising and promotion expenses of approximately $0.6 million and legal and accounting fees of approximately $0.15 million.

Income from Operations and Operating Margin.  Our income from operations increased approximately $0.1 million, or approximately 1.8%, to approximately $5.8 million in the nine months ended September 30, 2011 from approximately $5.7 million in the nine months ended September 30, 2010.  The increase in our income from operations was primarily due to an increase in revenues, partially offset by an increase in advertising and promotion expenses and legal and accounting fees.  Income from operations as a percentage of revenues was 64% and 72% for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in our operating margin was primarily due to an increase in advertising and promotion expenses as a percentage of our total revenue.

Other Expenses.  Our other expenses increased approximately $0.6 million, or approximately 300%, from approximately $0.2 million in the nine months ended September 30, 2010 to approximately $0.8 million in the nine months ended September 30, 2011.  The increase was primarily due to an increase in interest expense because of the increase in interest-bearing debt period to period.

Income Tax Expense.  Our income tax expense decreased approximately $0.1 million, or approximately 7.1%, from approximately $1.4 million in the nine months ended September 30, 2010 to approximately $1.3 million in the nine months ended September 30, 2011.

Net Income.  Our net income decreased approximately $0.4 million, or approximately 9.8%, from approximately $4.1 million in the nine months ended September 30, 2010 to approximately $3.7 million in the nine months ended September 30, 2011 primarily due to an increase in income from operations being offset by an increase in interest expense.

Liquidity and Capital Resources

Cash Flow

As of September 30, 2011, we had cash and cash equivalents of approximately $133,000.  The following table sets forth key components of our net cash flow for the periods indicated.

	Nine Months Ended September 30
	2011	2010
	(All amounts in thousands of
	U.S. dollars)

Net cash provided by operating activities	$4,092	$3,569
Net cash used in investing activities	(4,173)	(12,154)
Net cash provided by financing activities	-	7,807
Effect of foreign exchange rate changes	5	266
Cash and cash equivalents at the beginning of the period	209	1,076
Cash and cash equivalents at the end of the period	133	564

Cash Flows from Operating Activities.

Net cash provided by operating activities was approximately $4.1 million in the nine months ended September 30, 2011, an increase of approximately $0.5 million from approximately $3.6 million in the nine months ended September 30, 2010.  The increase was primarily attributable to a decrease in net income of approximately $0.4 million, an increase in depreciation expense of approximately $115,000, a net increase in changes in accounts receivable of approximately $114,000, a net increase in changes in other receivables and advance payments of approximately $730,000 due to increases in prepaid marketing expenses and advance payments for construction projects, an increase in changes in inventories of approximately $48,000, a net decrease in changes in accounts payable of approximately $81,000 due to payments made for construction projects, a net decrease in changes in accrued liabilities of approximately $70,400 due to the payment of accrued sales rebates to travel agencies and a net increase in changes in taxes payable of approximately $657,000 due to the accrual of income tax for the nine months ended September 30, 2011.

Cash Flows from Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2011 was approximately $4.2 million, an approximately $8.0 million decrease from approximately $12.2 million for the nine months ended September 30, 2010.  The decrease was primarily due to an approximately $0.3 million decrease in cash paid for long-term investments, an approximately 5.2 million decrease in loans to related parties and an approximately $2.5 million decrease in investments in fixed and intangible assets in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Cash Flows from Financing Activities.

No cash was used in or provided by financing activities in the nine months ended September 30, 2011 because the total proceeds from short-term debt equaled total repayments of short-term debt during the period.  During the nine months ended September 30, 2010, approximately $7.8 million in net cash was provided by financing activities because total proceeds from short-term debt were greater than total repayments of short-term debt during the period.

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

At September 30, 2011, we did not have any unused credit facilities available to us as all of our borrowings are one-time loans received from commercial banks.  As of September 30, 2011 and December 31, 2010, our outstanding borrowings consisted of the following:

	Term (Months)	Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
	(in thousands of U.S. dollars, except percentage)

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$-	$910,200

Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	-	303,400

Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	-	455,100

Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	-	1,517,000

Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	937,200	-

Yishui Rural Credit Cooperatives	12	06/15/2012	13.88%	781,000	-

Yishui Rural Credit Cooperatives	12	08/15/2012	12.47%	2,499,200	-

Industrial and Commercial Bank of China	12	09/15/2011	6.372%	-	1,061,900

Industrial and Commercial Bank of China	12	10/14/2011	6.672%	781,000	758,500

Bank of China	12	09/28/2011	5.841%	-	455,100

	Term (Months)	Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
	(in thousands of U.S. dollars, except percentage)

Bank of China	12	10/20/2011	6.116%	2,343,000	2,275,500

Bank of China	12	10/26/2011	6.116%	-	303,400

Bank of China	12	09/13/2012	4.543%	781,000	-

LinShang Bank	12	05/28/2011	7.965%	-	758,500

LinShang Bank	12	08/22/2012	9.84%	781,000	-

Construction Bank of China	12	07/25/2011	5.84%	-	910,200

Construction Bank of China	12	08/01/2011	5.84%	-	606,800

ShanDong YiSheng Guarantee Co., Ltd.	92 days	10/20/2011	12.6%	937,200	-

JuNan Xin Yuan Investment Consulting Co., Ltd.	90 days	11/10/2011	12.6%	781,000	-

				$10,621,600	$10,315,600

The weighted average interest rate for short-term loans as of September 30, 2011 and December 31, 2010 was 9.3% and 6.69%, respectively. As of September 30, 2011, most of the short-term loans were secured by guarantees provided by related parties, including our director and executive officers and companies that are recipients of related party loans from us, as well as the pledge by Longkong of its operation fee charging rights and its interest in real property. Generally, the loans do not require the periodic payment of principal and interest, though we typically have the option to pay principal or interest prior to the maturity date of the loan. In some cases, the lender is entitled to charge us a prepayment fee if we choose to pay the loan off prior to the maturity date.

Notwithstanding that we had cash on hand of approximately $133,000 at September 30, 2011, had approximately $10.6 million of short-term loans due within the next 12 months, including approximately $4.8 million of short-term loans due within 90 days that were incurred because we were unable to obtain such financing from commercial banks in enough time to pay off maturing debts, had approximately $3.0 million of expected capital expenditures in the next 12 months and no unused credit facilities, we believe that our cash on hand, cash flow from operations and anticipated additional cash resources will meet our expected capital expenditures and working capital requirements for the next 12 months. Our cash flow from operations for the nine months ended September 30, 2011 was approximately $4.0 million. In addition, loans receivable from loans made to related parties were approximately $17.9 million at September 30, 2011, all of which is due within the next 12 months or payable on demand. Generally, the source of cash used to make loans to related parties is a combination of the use of short-term borrowings and cash on hand generated from cash flow from operations at a time when our cash on hand is relatively high, not all of which is required at that point in time to finance short-term operations. If cash on hand, cash flow from operations and anticipated cash payments received in respect of outstanding related party loans are not sufficient to meet our expected capital expenditures and working capital requirements for the next 12 months, we may be unable to repay our short-term indebtedness or we may be forced to cease or significantly reduce our operations, delay our capital expenditures, seek to collect on the related party loans we have made that are not yet due, and/or be forced to raise additional funds.

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

Capital Uses

Capital Expenditures

Our capital expenditures were approximately $0.1 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Our capital expenditures were mainly used to acquire fixed assets to build and expand our entertainment attractions.

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

In addition to the Treasuring Hunting Cave, to enhance our visitors’ experience, we recently completed the development of catering facilities, which include restaurant facilities for our visitors, as well as the services to host and cater large-scale events, and gift shop facilities.  Our catering and restaurant facilities are outsourced to third party food vendors who pay us a nominal fee to use our facilities, which totaled an aggregate of approximately $51,000 during the nine months ended September 30, 2011.  The total cost to develop the catering and gift shop facilities was approximately $1.2 million, all of which had been incurred as of December 31, 2010, and it took approximately two years to complete.  The source of the funds used to develop these facilities was cash flow from operations.  Although we developed these facilities to enhance our visitors’ experience, there can be no assurance that we will be successful in doing so.

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

Foreign Currency Translation Gains or Losses

During the nine months ended September 30, 2011, no foreign currency translation gains or losses were recorded in our consolidated statements of operations as a component of net income because we did not have any foreign currency revenues during such period.

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

Typically, we enter into such mutual guarantees for companies that have good longstanding relationships with us and a mutual guarantee provided to us of approximately similar amounts.  Such guarantees are typically for a period of two years after the maturity date of the loans underlying the guarantees.

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

As of September 30, 2011, we had four guarantees of approximately $8.6 million in total principal outstanding.  Our potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at September 30, 2011.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At September 30, 2011 and 2010, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

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

Interest Rates.  We generally do not invest in or hold debt securities. Accordingly, fluctuations in applicable interest rates would not have a material impact on our company.  At September 30, 2011, we had short-term loans payable of approximately $10.6 million.  These notes have interest rates ranging from 4.543% to 13.88%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Longkong’s earnings, loss or cash flows.

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

Concentration of credit risk.  Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.  As of September 30, 2011 and December 31, 2010, substantially all of our cash was held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

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

As of September 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 as a result of the following material weaknesses identified in our internal control over financial reporting:

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

In addition, management identified significant deficiencies with respect to the timely public reporting of events requiring such reporting.  These deficiencies caused us to file late certain Current Reports on Form 8-K and our Quarterly Reports on Form 10-Q for 2011.

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

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide information required by this item.  Nonetheless, the following are risk factors that have been updated through September 30, 2011.

We may be required to repay obligations under guarantees we have executed in favor of other local entities.

From time to time, we provide guarantees of loans and other obligations for other local enterprises.  As of September 30, 2011, we had four guarantees of approximately $10.2 million in total principal outstanding with a term up to three years.  Our potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.  Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including our company, have mortgaged and pledged all of our available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another.  All the guarantees provided by us are joint liability guarantees, which provide that when the debtor defaults, the bank can request us to pay the total debt outstanding without first enforcing its rights against the debtor.  Although we may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates.  Changes in the economic environment could leave us exposed for obligations that we have guaranteed which could have a materially negative impact on our ongoing business.

Our current debt and other obligations, including amounts we may be liable for under guarantees, may harm our financial condition and results of operations.

Our short- and long-term debt as of September 30, 2011 was $10.6 million.  Our level of indebtedness could result in the following:

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

As of September 30, 2011, we had four guarantees of approximately $8.6 million in total principal outstanding with terms up to three years.  Our operations may not generate sufficient cash to enable us to service all of our obligations, including any obligations for which we may become liable pursuant to guarantees we have executed in favor of third parties.  In such case, we may be required to raise additional funds through the sale of equity or debt securities or obtain additional credit facilities.  The sale of equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  In fact, recently, the PRC government has been reported to be tightening its monetary policies, including increasing interest rates on bank loans and tightening the money supply to control growth in lending.  If we fail to make a payment on certain of our obligations, this could cause us to be in default on such obligations and the security interests and mortgages on our assets to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the operations.

Our Chairman, President and Chief Executive Officer owns or controls companies that compete with our company.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls companies that compete with our company.  As the beneficial owner of 91.8% of our common stock and as our sole director, Zhang Shanjiu controls our board of directors and has the ability to exercise significant influence over matters submitted to a vote of our stockholders.  In addition, our company is not presently subject to rules of any national securities exchange that require that we have a majority of independent directors or that we have a standing Audit Committee with responsibility over, among other things, the approval of related party transactions.  As of September 30, 2011, we have $17.9 million in related party loans made to companies owned or controlled by Zhang Shanjiu.  If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness (which was $10.6 million from unrelated third parties as of September 30, 2011), which would have a material adverse effect on our financial condition.  Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations.  Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

In addition, our revenue sharing arrangement with Fluorescent Lake for bundled passes sold at the Underground Grand Canyon and at the Fluorescent Lake was not negotiated on an arm’s length basis.  As a result, if a bundled pass is sold by the Underground Grand Canyon, approximately 88% of the cost of the pass is allocated as revenue to Longkong with the remaining 12% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 40% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% being recorded as revenue by Fluorescent Lake.  As of September 30, 2011, there is a net payable to Fluorescent Lake in the amount of approximately $70,000.  If Zhang Shanjiu decides to modify the terms of the revenue sharing arrangement to be more beneficial to Fluorescent Lake, our cash flow from operations, financial condition and results of operations may be materially adversely affected.

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

As of September 30, 2011, we have made approximately $17.9 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Loan Contract, dated July 20, 2011, between Shandong Longkong Travel Management Co., Ltd. and ShanDong YiSheng Guarantee Co., Ltd.*+

99.2	Loan Contract, dated August 11, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

99.3	Loan Contract of Working Capital, dated August 23, 2011, between Shandong Longkong Travel Management Co., Ltd. and Linshang Bank Co., Ltd., Yishui Branch.*+

99.4	Working Capital Loan Contract, dated August 25, 2011, between Shandong Longkong Travel Management Co., Ltd. and Yishui Rural Credit Cooperative.*+

99.5	Renminbi Loan Contract, dated September 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and Bank of China.*+

99.6	Loan Contract, dated October 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and ShanDong YiSheng Guarantee Co., Ltd.*+

99.7	Loan Contract, dated October 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

99.8	Renminbi Loan Contract, dated October 21, 2011, between Shandong Longkong Travel Management Co., Ltd. and Bank of China.*+

99.9	Loan Contract, dated December 31, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Other Comprehensive Income for each of the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.**

*	Filed herewith
+	English translation of a Chinese language document.
**           In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC XV, Inc.
(Registrant)

Date:	January 20, 2012	By:	/s/ Zhang Shanjiu
Zhang Shanjiu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	January 20, 2012	By:	/s/ Yu Xinbo
Yu Xinbo
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Loan Contract, dated July 20, 2011, between Shandong Longkong Travel Management Co., Ltd. and ShanDong YiSheng Guarantee Co., Ltd.*+

99.2	Loan Contract, dated August 11, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

99.3	Loan Contract of Working Capital, dated August 23, 2011, between Shandong Longkong Travel Management Co., Ltd. and Linshang Bank Co., Ltd., Yishui Branch.*+

99.4	Working Capital Loan Contract, dated August 25, 2011, between Shandong Longkong Travel Management Co., Ltd. and Yishui Rural Credit Cooperative.*+

99.5	Renminbi Loan Contract, dated September 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and Bank of China.*+

99.6	Loan Contract, dated October 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and ShanDong YiSheng Guarantee Co., Ltd.*+

99.7	Loan Contract, dated October 9, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

99.8	Renminbi Loan Contract, dated October 21, 2011, between Shandong Longkong Travel Management Co., Ltd. and Bank of China.*+

99.9	Loan Contract, dated December 31, 2011, between Shandong Longkong Travel Management Co., Ltd. and JuNan Xin Yuan Investment Consulting Co., Ltd.*+

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Other Comprehensive Income for each of the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.**

*	Filed herewith
+	English translation of a Chinese language document.
**           In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.