Form 10-K
period 2011-12-31
BTHC XV, Inc.
filed 2012-04-20
CIK 1412090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 052808

BTHC XV, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456294
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Underground Grand Canyon

Linyi City, Yishui County, Shandong Province, China 276400
(Address of principal executive offices)

(+86) 539-2553919
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was not applicable. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 18,089,660 shares of the registrant’s common stock outstanding as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BTHC XV, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our ability to overcome competition from local and overseas pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; difficulty in servicing our debt; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	BTHC XV, Inc., or BTHC, a Delaware corporation, which is a publicly traded company;

•	Long Fortune Valley Tourism International Limited, or Long Fortune, a company organized under the laws of the Cayman Islands and a wholly-owned subsidiary of BTHC;

•	Rich Valley Capital Holding Limited, or Rich Valley, a company organized under the laws of the British Virgin Islands and a wholly-owned subsidiary of Long Fortune;

•	Long Fortune Valley Tourism International Limited, or LFHK, a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Rich Valley;

•	Shandong Longkong Travel Management Co., Ltd., or Longkong, a company organized under the laws of China and a wholly-owned subsidiary of LFHK; and

•	“PRC” refers to the People’s Republic of China.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a tourism development and management company headquartered in Shandong Province, China.  Our business specializes in the development and management of natural, cultural and historic scenic sites and ecotourism projects in China, with particular emphasis on the cave tourism sector of the tourism industry.  Since 2004, we have operated the “Underground Grand Canyon” tourist attraction in Linyi City, Yishui County, Shandong Province, China, pursuant to a development and management agreement with the local Yaodianzi Town Government, whereby we will operate and manage the attraction through 2062.  At 6,100 meters (approximately 3.75 miles), the Yinli underground caves form the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  We have invested approximately $12 million to improve the infrastructure and facilities at the attraction, including: the construction of restaurant facilities for our visitors and an office and accommodation for our staff and entertainment attractions; the repair of roads, electrical lines and water pipes leading to the attraction; and the acquisition of new equipment for use at our new entertainment attractions.  We have developed an additional 3,100 meters (approximately 2 miles) into four entertainment attractions, including: an “Underground Water Drifting” attraction; the “Electric Slide Car” attraction; the “Battery Vehicle” attraction; and the “Strop Ropeway” attraction. The Underground Grand Canyon has been awarded “AAAA Level Scenic Spot” and “National Geological Park” designations by the PRC National Tourism Administration and the PRC Ministry of Land and Resources, respectively.   We plan to continue to expand our business and strengthen our brand by acquiring additional tourist destinations within specified geographic regions in China and by obtaining the exclusive rights to manage and operate them.  Our goal is to become China’s leading tourism development and management company.

Visitors to the Underground Grand Canyon are attracted through word of mouth, as well as through our advertising with automobile clubs and domestic travel and touring agencies.  We enter into cooperation agreements each year certain domestic travel agencies throughout China, through which we receive a regular flow of visitors.  We expect that the number of visitors to the attraction will increase as we enter into such agreements with additional travel agencies, as well as through repeat business from existing travel agencies based on the positive experiences of prior visitors.  We also advertise with domestic automobile clubs comprised of individuals with their own vehicles who arrange travel and tourism activities independently or as a group, and on Internet travel websites. The number of visitors to the attraction has increased from approximately 150,000 in 2004 to approximately 680,000 in 2011, which is a compounded annual growth rate of 353%.  During the fiscal year ended December 31, 2011, visitors from travel agencies accounted for approximately 45% of our total number of visitors, while individual families accounted for the remaining 55% of our visitors.

Our sales revenue increased approximately $2.5 million, or approximately 27%, to approximately $11.6 million in the fiscal year ended December 31, 2011 from approximately $9.1 million in the fiscal year ended December 31, 2010.  Our revenue is generated from admission tickets (67% of our 2011 sales revenue), water drifting attraction fees (26% of our 2011 sales revenue), rail car fees (5% of our 2011 sales revenue) and other fees and services (3% of our 2011 sales revenue).  Our net income increased approximately $0.3 million, or approximately 8%, to approximately $4.3 million in the fiscal year ended December 31, 2011 from approximately $4.0 million in the fiscal year ended December 31, 2010.

Our principal executive offices are located at Underground Grand Canyon Tourist Attraction, Yishui County, Shandong Province, the People’s Republic of China 271000. Our corporate telephone number is (86) 539-2553769 and our fax number is (86) 539-2553952. We maintain a website at http://www.longur.com that contains information about our operating company, but that information is not part of this report.

Our History and Background

BTHC was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC XV, LLC, a Texas limited liability company, mandated by the plan of reorganization of Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC XV, LLC (collectively “Ballantrae”) discussed below.  Prior to the acquisition of Long Fortune, discussed below, we were a “shell” company with our primary purpose of identifying a privately-held operating company for a business combination or other acquisition transaction.  After the acquisition of Long Fortune, we were no longer a “shell” company and our primary operations now consist of the business and operations of Long Fortune and its indirect operating subsidiary, Longkong, which are conducted in Linyi City, Yishui County, Shandong Province, China.

Ballantrae Bankruptcy Reorganization

In September 1999, Ballantrae was organized for the purpose of operating nursing homes throughout the United States but by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations. On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization (the “Plan”), as presented by Ballantrae, its affiliates and their creditors.  On August 16, 2006, pursuant to the Plan, BTHC XV, LLC was merged into BTHC XV, Inc., a Delaware corporation.

Halter Financial Group, Inc. (“HFG”) participated with Ballantrae and their creditors in structuring the Plan.  As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including the Company.  HFG exercised the option, and as provided in the Plan, 70% of our outstanding common stock, or 350,000 shares, were issued to HFG, in satisfaction of HFG’s administrative claims.  The remaining 30% of our outstanding common stock, or 150,000 shares, were issued to 497 holders of administrative and tax claims and unsecured debt.  The 500,000 shares (“Plan Shares”) were issued pursuant to Section 1145 of the Bankruptcy Code. Effective August 16, 2006, HFG transferred its 350,000 Plan Shares to Halter Financial Investments L.P. (“HFI”), a Texas limited partnership controlled by Timothy P. Halter.  Mr. Halter also served as our sole officer from our formation on August 16, 2006 until the closing of the share exchange transaction with Long Fortune, and also as our sole director from our formation until the regulatory effective date.

We remained subject to the jurisdiction of the bankruptcy court until we filed a certificate of compliance with the bankruptcy court showing that, as a result of the closing of the transactions contemplated by the share exchange agreement, we had met the requirements of the Plan were met. Upon receipt of this certificate, we were granted a discharge from bankruptcy and our confirmation order is now effective.

Acquisition of Long Fortune

Prior to October 2010, we were a shell company and had no operations. On October 18, 2010, we completed an acquisition through a share exchange with Long Fortune, whereby we issued the sole shareholder of Long Fortune, 17,185,177 shares of our common stock, par value $0.001, representing 95% of our issued and outstanding shares of common stock at the time, for 100% of the issued and outstanding capital stock of Long Fortune. Long Fortune thereby became our wholly-owned subsidiary and its subsidiaries, including its operating subsidiary, Longkong, became our indirect subsidiaries. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” the Company recorded this merger using the recapitalization method which consolidated the Company, Long Fortune and Long Fortune’s subsidiaries and treated the Company as a shell at the time of the merger. According to ASC 805-10-55-13, “the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings), is significantly larger than that of the other.” Since the Company was a shell at the time of the merger while Long Fortune had operations and was significantly larger than the Company was, under ASC 805, Long Fortune was considered the acquirer.

Upon the closing of the acquisition on October 18, 2010, Mr. Timothy P. Halter, our sole officer and director at the time, resigned from his position as sole officer, effective immediately, and from his position as a director of the Company, effective upon the tenth day following the mailing of an information statement on Schedule 14f-1 to the Company’s stockholders advising them of the change of control. On the same day, our Board of Directors appointed Mr. Zhang Shanjiu to serve as our new Chief Executive Officer, effective immediately. Also upon the closing of the acquisition, our Board of Directors appointed Mr. Zhang to serve as a director, effective immediately.

Long Fortune is a Cayman Islands company that was established on December 9, 2009.  Since inception, Long Fortune has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Rich Valley. Rich Valley is a British Virgin Islands company that was established by Long Fortune on December 9, 2009 as a wholly-owned subsidiary.  Since its inception, Rich Valley has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of LFHK. LFHK is a Hong Kong company that was established by Rich Valley on December 22, 2009 as a wholly owned subsidiary.  Since inception, LFHK has not conducted any substantive operations of its own, except to serve as a holding company that owns 100% of the equity of Longkong.  Longkong is a limited liability company that was organized in the PRC on March 15, 2004 as Shandong Underground Grand Canyon Travel Development Co., Ltd. (“Shandong Grand Canyon”) with an initial registered capital of approximately $2.4 million. Longkong was 79.2% owned by Zhang Shanjiu, a PRC national, and 20.8% owned by Zhang Qian, his daughter.  On August 25, 2004, the registered capital of Shandong Grand Canyon was increased to approximately $3.8 million by the addition of 13 new shareholder.  After the increase in registered capital, Zhang, his daughter, Chen Rongxia, his wife, and Yu Xinbo owned 56.60%, 15.72%, 6.92% and 5.66% of the company, respectively, while the remaining eleven shareholders owned 15.10% of Shandong Grand Canyon.

Until September 2004, Shandong Grand Canyon invested in the Yishui Underground Fluorescent Lake Travel Development Co., Ltd., Shandong Shanjun Bronze Craft Co., Ltd. and Yishui Yimong Mountain Travel Service Co., Ltd., thereby becoming the parent entity of each company and forming a PRC enterprise group of tourism companies under the name Shandong Long Kong Tourism Group Co. Ltd., or Long Kong Tourism Group. In September 2007, the shareholders of Long Kong Tourism Group entered into several equity transfer transactions that resulted in the reduction of shareholders from fifteen to six.  After the equity transfers, Zhang, his daughter, his wife and Yu owned 21.26%, 59.87%, 1.13% and 2.52% of Long Kong Tourism Group, respectively, while the remaining two shareholders owned 15.22% of the company. On October 10, 2007, the shareholders agreed to a decrease in Long Kong Tourism Group’s registered capital to approximately $3.2 million and the cash out of Zhang’s daughter and Li Hongwei (one of the 2 minority shareholders).  After the decrease in registered capital, Zhang Shanjiu, Chen Rongxia and Yu Xinbo owned 84.5%, 4.5% and 10% of Long Kong Tourism Group, respectively, while the remaining shareholder owned 1% of Long Kong Tourism Group.

On December 17, 2007, the holders of Long Kong Tourism Group decided to sell the company’s majority interest in its three subsidiaries to the minority shareholders in each company in order to focus on its core business.  They sold its interest in Yishui Underground Fluorescent Lake Travel Development Co. Ltd to Zhang’s daughter for approximately $1.8 million, its interest in Shandong Shanjun Bronze Craft Co., Ltd. was sold to Li Hongwei for approximately $274,000, and its interest in Yishui Yimong Mountain Travel Service Co., Ltd. Zhang’s brother, Zhang Shanshuang, for approximately $27,000. Following this divestiture, the company changed its name to Longkong’s current name.  On March 10, 2008, the four remaining shareholders of Longkong transferred their shares in the company to Longong Travel Limited, or Longong, a United Kingdom company ultimately controlled by Zhang, for approximately $2.0 million. On November 12, 2008, Longong transferred all its equity interest in Longkong for a nominal amount to Long Fortune Valley Limited, a Gibraltar company owned and controlled by him and established for that purpose, and n December 29, 2009, our subsidiary, LFHK, acquired all the equity interests in Longkong from Long Fortune Valley Limited for a nominal amount.

Longkong owns a less than 1% interest in Yishui Rural Credit Cooperative, or Yishui Credit, a financial institution located in Yishui County, Shandong Province.  As of December 31, 2011, Yishui Credit has extended 3 loans to us with an aggregate balance due of $.4.3 million.  The interest rates on the loans are between 10.46% and 13.88%, with a weighted average interest rate of 12.28%.  The loans are due between January 10, 2012 and August 15, 2012.

Corporate Structure

The following chart reflects our current corporate organizational structure:

Our Growth Strategy

We believe we have the experience and expertise to implement our growth strategy toward our goal of becoming China’s leading tourism development and management company.  Furthermore, we believe that we are well positioned to capitalize on future industry growth.  Our growth strategy is comprised of the following initiatives:

•	Acquisition and management of additional natural, cultural and historic scenic sites and ecotourism projects in an effort to build a tourism chain operator. We are seeking to locate one or more sites as acquisition and/or management opportunities. No definitive agreements have been executed, nor have there been any preliminary agreements, discussions or negotiations, with respect to any of these opportunities and there can be no assurances that we will execute any such agreements or enter into discussions or negotiations with respect to any potential sites.

•	Enhancement of existing entertainment attractions within the “Underground Grand Canyon” and development of new attractions both in and around the “Underground Grand Canyon” cave. We continue to further improve our existing entertainment attractions within the Underground Grand Canyon and seek to develop new attractions both in and around the Underground Grand Canyon. We plan to develop an additional 1,800 meters (approximately 1.1 miles) of the Underground Grand Canyon to include additional entertainment attractions. In late January 2011, we completed the development of the “Treasure Hunting Cave” entertainment attraction, which consists of eight entertainment attractions suitable for teenagers and young adults encompassing more than 3,000 square meters (approximately 32,300 square feet), including a man-made rock hill for climbing, a maze and amusement park type rides. The total cost to develop the Treasure Hunting Cave was approximately $3.1 million and it took approximately seven to eight months to complete. The Treasure Hunting Cave entertainment attraction first opened to visitors in early February 2011. We believe these new projects will increase the attraction points to the Underground Grand Canyon and ultimately the number of visitors we host, but there can be no assurance that we will be successful in completing these new projects or that, if completed, the new projects will lead to an increase in the number of visitors.

•	Expansion of services and products offered to our visitors. To enhance our visitors’ experience, we recently completed the development of catering facilities, which include restaurant facilities for our visitors, as well as the services to host and cater large-scale events, and gift shop facilities. Our goal is to provide a menu suitable to the largest percentage of our visitors at an affordable price. Although we did not receive any fees for use of our these facilities in 2011, our catering and restaurant facilities can be outsourced to third party food vendors who would pay us a nominal fee to use our facilities. In addition, our gift shops contain goods with special features connecting our visitors to the unique scenic images they enjoy while visiting the Underground Grand Canyon. The total cost to develop the catering and gift shop facilities was approximately $1.2 million and it took approximately two years to complete. Although we developed these facilities to enhance our visitors’ experience, there can be no assurance that we will be successful in doing so.

•	Promotion of our scenery and brand by effective advertisements. We will continue to build close relationships with domestic PRC travel agencies, self-driver clubs and Internet travel websites. In addition, an effective advertising campaign that promotes our scenery, brand and enterprise culture to new and larger population and income bases, will continue to be an important initiative in our growth strategy.

Our Services

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

The cave contains more than 100 landscapes, such as an underground river, stalactite springs, stalactite palaces, stalactite waterfalls and stalactite canyons.  In addition to the natural scenery, we have developed an additional 3,100 meters (approximately 2 miles) of the cave into the “Underground Water Drifting” attraction, the “Electric Slide Car” attraction, the “Battery Vehicle” attraction, and the “Strop Ropeway” attraction.

Underground Water Drifting. The “Underground Water Drifting” attraction was placed into operation in April 2003 and is the only underground river drifting site in China. Presently, the drift channel is 1,000 meters long (approximately 0.6 miles). Already the longest underground cave drift in China according to Great World DSJJNS, plans are drawn to expand to 2,500 meters (approximately 1.5 miles) in the second phase of development. Visitors take a special rubber boat down the river, enjoying extraordinary views of the valley scenery around both sides and the top of the cave. This attraction has been recognized as a “China Top Ten Rafting Resort” and was named as the major tourist adventure project by the Shandong Provincial Government.

Electric Slide Car. The “Electric Slide Car” attraction was placed into operation in February 2006 and is one of the longest natural tourism entertainment projects in China.  The slide car has a total length of 2,800 meters (approximately 1.7 miles) (with a drop of more than 50 meters (approximately 165 feet)), which starts at the peak of the mountain and slides along the mountain directly to the access point of the cave in the mountainside.  Our visitors are free to control the speed of the car with a designed speed of up to 15 kilometers per hour (approximately 9 mph).

Strop Ropeway. The “Strop Ropeway” attraction was placed into operation in October 2007 and has a length of 400 meters (approximately 0.25 miles).  We built up the ropeway by utilizing the natural topography from the top of the mountain to the entrance of the cave.  To ride on the ropeway, visitors are required to wear a harness that attaches to the ropeway and leaves them suspended from the ropeway using the natural topography of the mountain and gravity to slide down the ropeway similar to a zip line.

Battery Vehicle. The “Battery Vehicle” attraction was placed into operation in February 2005.  Visitors can take the battery vehicle for nearly 2 kilometers (approximately 1.2 miles).

As a cave tourism development and management company, our daily focus is to provide the best experience possible to our visitors.  In addition to the acquisition and development of additional tourist destinations, we aim to improve and add to the existing entertainment attractions at the Underground Grand Canyon, with our primary focus being the enhancement of our quality of service.   We employ knowledgeable and friendly guides at the Underground Grand Canyon, to provide information and any additional services to visitors.  Our guides are required to follow our strict service guidelines as well as follow established procedures to ensure the safety and enhance the experience of our visitors.  We expect to have the same level of service at any additional sites that we acquire, develop and/or manage.

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

We contribute our success to date and potential for future growth to a combination of strengths, including the following:

•	Our Underground Grand Canyon has achieved national and international merit. The Underground Grand Canyon has attained national and international recognized merits of scenic achievement, such as “AAAA Level Scenic Spot,” “National Geological Park” and “Shandong’s Top Ten Beautiful Scenery.” The achievement of these high degrees of recognition is a testament to our management expertise and our corporate culture.

•	We benefit from favorable geography. Our business is located in Linyi City, Yishui County, which is the southern gateway to Shandong Province and is situated between Beijing and Shanghai, which are two main population centers in China. In addition, Linyi City is accessible by air, ground and water, with easy access to airports, major highways and waterways.

•	We are located in a main population center in China as well as in a tourism corridor.. Linyi City has approximately 10 million residents, and along with Qingdao, Weihai and Yantai are located along the famed Golden Coast region of Shandong Province. In addition, Linyi City is the second largest wholesale market in China, which attracts a high volume of high income people. Within a radius of 200 kilometers (approximately 125 miles) of Linyi City, there are approximately 170 million residents. Further, within a radius of 500 kilometers (approximately 300 miles) of Linyi City, the number of residents is approximately 400 million. This region, by itself, is a destination for tourists in China. Further, Shandong Province is recognized as the hometown of Confucian and Mencius culture and culture of Taishan Mount. As a result, many tourists from outside of Shandong Province use it as a gathering place.

•	We benefit from favorable government support. We benefit from favorable government support, such as the supply of tourism land. In addition, recent local government initiatives include the improvement of our local tourism environment, including the establishment of a tourism bureau to differentiate the tourism industry from the services industry and mandated regulatory compliance by companies in the tourism industry.

•	We have a proven business model. Our Underground Grand Canyon, judged by the merits achieved, increased number of visitors, visitor satisfaction rates, and significant profit margin, evidences our proven business model. As we seek to acquire new tourist destinations and continue to improve our existing entertainment attractions in and around the Underground Grand Canyon, we will continue to build up and strengthen our business model. We believe our business model is portable to the tourism industry beyond the cave tourism business and seek to operate a national tourism development and management company with a brand recognized for its quality.

•	We have a high visitor satisfaction rate. Being in the tourism business, we aim to provide the highest quality experience for our visitors. From the design of our entertainment attractions to the delivery and presentation of our product on a daily basis, we emphasize visitor satisfaction. In recent years, we have initiated an overall quality policy of “Emphasis on tourist travel experience to meet maximum demand” and launched an annual mission for our staff, the most recent of which was “Staff are also attractions,” which was designed to improve our service quality, including an emphasis on the appearance, knowledge and professionalism of our staff. Each of our visitors is asked to complete a visitor satisfaction survey, which includes a variety of questions regarding the visitors’ experience at the Underground Grand Canyon, including, among others, the amount spent by the visitor, whether the visitor is satisfied with the facilities and entertainment attractions, whether the visitor is satisfied with the service provided by our staff and overall visitor satisfaction. More than 99% of our visitors indicate that they are “very satisfied” with their experience at the Underground Grand Canyon. We attribute that rate to our emphasis on visitor service quality.

Sales and Marketing

We have established multi-layered and comprehensive marketing channels including travel agencies, self-driver clubs, Internet travel websites, hotel promotion and advertisements.

•	We enter into cooperation agreements with numerous domestic travel agencies throughout China, through which we anticipate a regular flow of visitors. As of December 31, 2011, we have entered into cooperation agreements with approximately 1540 travel agencies. Terms of these agreements generally include a discounted admission ticket price to the Underground Grand Canyon, as well as discounted prices to our entertainment attractions in and around the Underground Grand Canyon so long as the travel agency brings a certain number of visitors, generally 10 or more, at any one time. In addition to the discounted prices offered to the visitors from a travel agency, commencing on January 1, 2010, we also began to offer a return to the travel agency based on the number of total tourists the travel agency brings to the Underground Grand Canyon over the term of the agreement (generally one year). The return is accumulated over the term of the agreement and paid to the travel agencies at the end of the term. Of the 1540 travel agencies with which we enter into cooperation agreements, we expect that only approximately 19 travel agencies will bring enough tourists to the Underground Grand Canyon to qualify for a return under the cooperation agreement. The travel agents do not guarantee to us a certain number of visitors per year nor a certain amount of revenue to be generated from their visitors. Similarly, we do not guarantee a certain amount of return to the travel agencies. The cooperation agreements typically have a one-year term and are renewed annually. A cooperation agreement with a one-year term will run from January 1 through December 31 regardless of when in the year the agreement is entered into or renewed. As of December 31, 2011, approximately $109,508 in return was due the approximately 12 travel agencies expected to qualify for a return under the cooperation agreements. Payments to travel agencies were made in January and February 2012 for 2011. We believe we can increase the number of visitors by both entering into cooperation agreements with additional travel agencies, as well as through repeat business based on the visitor experience. We plan to continue to expand the number of travel agencies we cooperate with, particularly in the major cities of developed provinces in China, such as Zhejiang, Jiangsu and Shanghai, which we believe have a higher percentage of higher net income residents. Relationships with travel agencies are managed by our sales team and we plan to rely on our sales team to continue to cultivate our existing relationships and to foster new relationships with travel agencies.

•	We promote the Underground Grand Canyon and the entertainment attractions, as well as our brand, through traditional media outlets, including television, radio and print media. Print media, such as newspapers, magazines, express advertisements, outdoor advertisements, scenery signposts and advertisements on buses, continues to be the main focus of our advertising campaign. We have implemented an effective plan for our advertising campaign, while maintaining a relatively high degree of exposure and increasing consumer awareness within our target markets, such as Shandong Province.

•	We have built close relationships with many domestic automobile clubs that organize tourism activities to the Underground Grand Canyon. Automobile club members tend to use their own vehicles to get to the attraction and tend to arrange travel and tourism activities as a group.

•	We have built close relationships with several Internet travel websites, which advertise and promote the Underground Grand Canyon and our brand.

•	We cooperate with the Shandong provincial government and tourism association to sponsor public activities in order to promote the Underground Grand Canyon and our brand, including sponsorship of the China (Yishui) Festival of Underground Drifting.

•	The Underground Grand Canyon also is promoted through the attainment of national and international recognized merits of scenic achievement, such as “AAAA Level Scenic Spot,” “National Geological Park” and “Shandong’s Top Ten Beautiful Scenery.” By achieving these high degrees of recognition, the Underground Grand Canyon becomes visible on a grander scale, which we believe draws more visitors to our tourist destination.

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

Intellectual Property

We have either obtained or are in the process of applying for exclusive use of certain trademarks in China indicated in the table below from the Trademark Office of the PRC State Administration for Industry and Commerce (SAIC) :

Trademark	Owner	Expiration Date
“沂蒙地下奇観” (English translation – Yimeng Underground Wonder)	Shandong Underground Canyon Tourist Development Co., Ltd	7/13/2017
“红嫂” (English translation – Hong Sao)	Shandong Underground Canyon Tourist Development Co., Ltd	Trademark Application
“地下大峡谷” (English translation – Underground Ground Canyon)	Shandong Shanjun Bronze Craft Co., Ltd.*	2/27/2014
“LONGON”	Shandong Long gang Tourist Management Co., Ltd	2/27/2021
“地下河漂流” (English translation – Underground Water Drifting)		Pending
“溶洞第一漂” (English translation – No 1 Cave Drifting)		Pending
“龙岗” (English translation – Long Gang)		Pending
“LONGONTOUR”		Pending

* Pursuant to a Trademark Agreement, dated September 28, 2010, between Longkong and Shandong Shanjun Bronze Craft Co., Ltd. (“Bronze Craft”), Longkong is authorized to use this trademark at no cost. The siblings of our Chairman and CEO, Mr. Zhang Shanjiu, hold a 21.3% equity interest in Bronze Craft.

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

Our Employees

As of March 31, 2012, we employed a total of 156 full-time employees in the following functions:

Department	Number of Employees
Senior Management	4
Human Resources	3
Administration	49
Public Relations	5
Finance and Investment	21
Purchasing	5
Infrastructure Construction	17
Sales & Marketing	15
Operations Management	37
TOTAL	156

From time to time, we hire part-time, seasonal staff who work for short periods of time, such as one week.  At any given point in time, the number of seasonal staff varies, however, as of December 31, 2011, we had 287 part-time, seasonal staff.

Our employees have established a labor union in accordance with PRC law, but are not covered by a collective bargaining agreement.  We have not experienced any work stoppages.

In compliance with the Employment Contract Law of the PRC, Longkong has written contracts with all of its employees for a term of 3 to 5 years.  The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated in compliance with the Employment Contract Law of the PRC.  Longkong considers its relationship with its employees to be good. Under the Employment Contract Law of the PRC, upon the termination of an employment agreement by Longkong without cause or expiration of an employment agreement without an offer to renew, Longkong is obligated to pay the applicable employee compensation equal to one month’s salary for each year the employee has been employed by Longkong, up to a maximum of twelve years (“Compensation”), except where (1) the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect on Longkong; (2) the employee receives pension payments; (3) the employee dies or is declared dead or missing; or (4) Longkong offers to renew the employment agreement with equal or higher consideration and the employee does not accept it.  In these cases, Longkong is not required to pay any Compensation and may terminate an employment agreement without prior notice.  If the employee’s salary is greater than three times the average salary for the last year in Linyi City, the Compensation will be calculated by multiplying such average salary by three, and then multiplying the product obtained by the number of years the employee was employed by Longkong, up to a maximum of twelve years. Longkong may terminate an employment agreement upon 30 days prior written notice or without prior notice upon an extra payment of one month salary and with Compensation payable to such employee, for any of the following reasons: (1) sickness or non-working injury and after medical treatment an employee is not able to do the original work or other assignments designated by Longkong; (2) an employee is unable to perform his job after training or position adjustment and is still unable to perform his job at a suitable level; and (3) the employment cannot be performed due to a fundamental change of circumstances and the employer and employee fail to reach an agreement to change the original employment contract.  If Longkong terminates an employment agreement prior to its expiration for any reason other than as described above, the employee has the right to either enforce the agreement or to terminate the agreement and require Longkong to pay an amount equal to twice the Compensation. An employee may at any time terminate the employee’s employment agreement upon 30 days’ prior written notice.

We are also required under PRC law to make contributions to employee benefit plans of 1.2% of our after-tax profit.  In addition, we are required by PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC employment laws.

Property and Land Use Rights

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

In 2009, we received one land use rights certificate to use 2,545 square meters of land for tourism purposes in Yishui County, Shandong Province.  The land use rights expire on July 6, 2047.  In 2010, we received one land use rights certificate and property certificate to use 30,372 square meters of land and 835 square meters of building in Junan County, Shandong Province.  As of December 31, 2011, we have paid a total of $0.3 million for our land use rights and property rights in Junan County.

We operate our business in approximately 1,700 square meters (approximately 18,300 square feet) of office space located on the premises of the Underground Grand Canyon.  We do not own or lease any other properties or space for the operation of our business or otherwise.

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

Regulations on Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by the Foreign Currency Administration Regulations (1996), as amended on January 14, 1997 and August 5, 2008, respectively, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996) (the “Administration Rules”). Under the Foreign Currency Administration Regulations, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments and trade and service-related foreign exchange transactions.  Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of investment, however, remains subject to the approval of the State Administration for Foreign Exchange (“SAFE”) or its local counterpart as required by law. Under the Administration Rules, foreign-invested enterprises may buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions for settlement of current account transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from or registration with the SAFE and, as the case may be, other relevant PRC government authorities as required by law.  Capital investments directed outside of China by foreign-invested enterprises are also subject to restrictions, which include approvals by the PRC Ministry of Commerce, the SAFE and the PRC National Reform and Development Commission.

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

Competition

Our Underground Grand Canyon tourist destination competes with other national geological parks and with other types of recreational and tourist activities. Our principal competitors include Huanglong Carst Cave in Zhangjiajie City, Shihua Cave in Beijing City and Yiyuan Carst Cave. Many of our competitors may have longer operating histories, greater financial resources, more or more desirable tourist destinations under management and more or more desirable entertainment attractions than we do.  Further, due to the relative unavailability of third party or industry data regarding our competitive position in the industry, we are uncertain how our company’s characteristics compare directly to those of our competitors.  Our business is and will continue to be subject to factors that generally affect the recreation and leisure industries, such as general economic conditions, including relative fuel prices, and changes in consumer preferences and spending habits.  See “Risk Factors.”  The principal factors affecting tourist destination competition include location, price, the uniqueness and perceived quality of the entertainment attractions within a particular tourist destination, the availability and quality of other facilities at the entertainment attraction, such as restaurants or other eateries, and the atmosphere and cleanliness of the tourist destination.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

Our tourist destination features four attractions, boating at the Underground Water Drifting attraction, a slide car at the Electric Slide Car attraction, a battery vehicle at the Battery Vehicle attraction and a zip line at the Strop Ropeway attraction.  Although we are safety conscious, there are inherent risks involved with these attractions, and an accident or a serious injury at any of our attractions may reduce attendance and result in decreased revenue.  In addition, accidents or injuries at tourist destinations operated by our competitors may influence the general attitudes of our visitors and adversely affect attendance at our tourist destination.

We may also be sued for substantial damages in the event of an actual or alleged accident.  Although we carry liability insurance to cover this risk, there can be no assurance that our coverage will be adequate to cover liabilities, or that we will be able to afford or obtain adequate coverage should a catastrophic incident occur.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry.  We maintain a personal accident and injury insurance policy that covers all of our visitors who purchase an admission ticket for the Underground Grand Canyon.  The insurance policy covers our visitors for accidental injury and disability for up to approximately $4,500 and for medical care for up to approximately $1,500.  The insurance policy expires on December 14, 2011. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

From time to time, we provide guarantees of loans and other obligations for other local enterprises. As of December 31, 2011, we had five guarantees of approximately $9.3 million in total principal outstanding with terms up to three years. Our potential liability under such guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate. Because banks typically require security for loans, such as guarantees, mortgages or pledges, and these enterprises, including our company, have mortgaged and pledged all of our available assets, in order to obtain additional bank loans, the local enterprises often agree to provide guarantees for one another. All the guarantees provided by us are joint liability guarantees, which provide that when the debtor defaults, the bank can request us to pay the total debt outstanding without first enforcing its rights against the debtor. Although we may look to the debtor for repayment of any such amounts paid to the bank on behalf of the debtor, our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates. Changes in the economic environment could leave us exposed for obligations that we have guaranteed which could have a materially negative impact on our ongoing business.

Our current debt and other obligations, including amounts we may be liable for under guarantees, may harm our financial condition and results of operations.

Our short- and long-term debt as of December 31, 2011 was $10.95 million. Our level of indebtedness could result in the following:

☐	it could affect our ability to satisfy our outstanding obligations;

☐	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

☐	it may impair our ability to obtain additional financing in the future;

☐	it may limit our flexibility in planning for, or reacting to, changes in our business and industry and the markets in which we compete;

☐	it may make us more vulnerable to downturns in our business, our industry or the economy in general; and

☐	it may place us at a competitive disadvantage relative to our competitors with less indebtedness.

As of December 31, 2011, we had five guarantees of approximately $9.3 million in total principal outstanding with terms up to three years. Our operations may not generate sufficient cash to enable us to service all of our obligations, including any obligations for which we may become liable pursuant to guarantees we have executed in favor of third parties. In such case, we may be required to raise additional funds through the sale of equity or debt securities or obtain additional credit facilities. The sale of equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. In fact, recently, the PRC government has been reported to be tightening its monetary policies, including increasing interest rates on bank loans and tightening the money supply to control growth in lending. If we fail to make a payment on certain of our obligations, this could cause us to be in default on such obligations and the security interests and mortgages on our assets to secure such obligations may be enforced to repay the underlying outstanding indebtedness, which would adversely affect the operations.

Our Chairman, President and Chief Executive Officer owns or controls companies that compete with our company.

Zhang Shanjiu, our Chairman, President and Chief Executive Officer, owns or controls companies that compete with our company. As the beneficial owner of 91.8% of our common stock and as our sole director, Zhang Shanjiu controls our board of directors and has the ability to exercise significant influence over matters submitted to a vote of our stockholders. In addition, our company is not presently subject to rules of any national securities exchange that require that we have a majority of independent directors or that we have a standing Audit Committee with responsibility over, among other things, the approval of related party transactions. As of December 31, 2011, we have $18.5 million in related party loans made to companies owned or controlled by Zhang Shanjiu. If Zhang Shanjiu does not cause the related party companies to repay the loans we have made to such companies, we may be unable to repay our short-term indebtedness (which was $10.95 million from unrelated third parties as of December 31, 2011), which would have a material adverse effect on our financial condition. Further, if Zhang Shanjiu decides to focus more on the companies he owns or controls that compete directly or indirectly with our company and less on our company and we continue to make related party loans to these companies, our ability to expand our business and to continue to operate our business will be significantly reduced, which will have a material adverse effect on our financial condition and results of operations. Notwithstanding that many of our related party loans are subject to an agreement, we may not be able to compel repayment of these loans so long as Zhang Shanjiu controls both our company and the companies to which we have made loans.

In addition, our revenue sharing arrangement with Fluorescent Lake for bundled passes sold at the Underground Grand Canyon and at the Fluorescent Lake was not negotiated on an arm’s length basis. As a result, if a bundled pass is sold by the Underground Grand Canyon, approximately 88% of the cost of the pass is allocated as revenue to Longkong with the remaining 12% being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet. If a bundled pass is sold at the Fluorescent Lake, approximately 40% of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 60% being recorded as revenue by Fluorescent Lake. As of December 31, 2011, there is a net payable to Fluorescent Lake in the amount of approximately $82,239. If Zhang Shanjiu decides to modify the terms of the revenue sharing arrangement to be more beneficial to Fluorescent Lake, our cash flow from operations, financial condition and results of operations may be materially adversely affected.

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

As of December 31, 2011, we have made approximately $18.5 million in loans to entities controlled by Zhang Shanjiu. Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction. To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies. Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future. Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also, in many cases, attest to and report on the effectiveness of the company’s internal controls over financial reporting.  Under current SEC rules, we will be required to include a management report beginning with our annual report for the fiscal year ending December 31, 2011.

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

Following the Effective Date, all of our directors and officers will reside outside of the United States.  China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Furthermore, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in a United States court.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.  Any, or all, of these factors may adversely affect the legal protections afforded to you.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (“Circular 75”), which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company (“SPV”); under Circular 75, a “special purpose company” refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing on the strength of the domestic assets or interests owned by such PRC residents in onshore companies.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.  In the case of a SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006.  Failure to comply with the requirements of Circular 75, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s subsidiaries being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Based on our understanding of current PRC laws and an opinion we received from our PRC counsel, HighKing & Partners, we believe our current controlling shareholders are not PRC residents and are not subject to Circular 75, and therefore are not required to register with the relevant branch of SAFE, however, we cannot provide any assurances that the relevant PRC authority will not have a different opinion.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and other regulations regarding offshore investments.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.  A failure by our current or prospective PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 and other regulations regarding offshore investments, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Our Certificate of Incorporation authorizes the issuance of up to 40,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.  Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.  Further, we may be required to issue shares or warrants to purchase shares of our common stock to Greentree Financial Group, Inc. (“Greentree”) pursuant to the Service Agreement, dated September 1, 2010, between Long Fortune and Greentree (“Greentree Securities”), which is described in more detail in “Legal Proceedings” below.  The Greentree Securities, if issued by us, may contain anti-dilution provisions for a period of time that could allow Greentree to maintain its ownership percentage in our company.  The issuance of any such shares, including the Greentree Securities, would result in a reduction of the book value and market price of the outstanding shares of our common stock and could adversely affect the market price of our common stock.  If we issue any such additional shares, including the Greentree Securities, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no outstanding or unresolved comments from the SEC staff.

ITEM 2. PROPERTIES.

All land in China is owned by the government. Individuals and companies are permitted to acquire land use rights for specific purposes. Industrial land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. In 2004, we entered into a development and management agreement with the Yaodianzi Town Government, Linyi City, Yishui County, Shandong Province to operate and manage the Underground Grand Canyon tourist destination from 2004 through 2062.  In practice, this agreement operates similar to a business license under which we are authorized to operate our business at the Underground Grand Canyon.  This agreement does not, however, grant to us the right to the use of any land on or around the Underground Grand Canyon to operate our business.  Instead, we rely on a combination of land use rights received directly from the government, as well as leasing agreements entered into with several village committees.

Between 2004 and 2008, we entered into 19 leasing or mountain leasing agreements with several village committees to lease land on and around the Underground Grand Canyon.  The leases expire between December 30, 2027 and January 1, 2066.  The leases generally required a one-time payment upon execution of the leasing agreement, but several leases require annual payments.  The dollar amount of such payments, whether one time or annual, vary among the leasing agreements.  If the villagers or village committees breach the leasing agreements and do not allow us to use the land, we may not be able to force such villagers or village committees to carry out the leasing agreements, but can only stop paying compensation as provided in the leasing agreements.

In 2009, we received one land use rights certificate to use 2,545 square meters of land for tourism purposes in Yishui County, Shandong Province.  The land use rights expire on July 6, 2047.  In 2010, we received one land use rights certificate and property certificate to use 30,372 square meters of land and 835 square meters of building in Junan County, Shandong Province.  As of December 31, 2011, we have paid a total of $269,751 for our land use rights and property rights in Junan County.

We operate our business out of an office of approximately 1,700 square meters (approximately 18,300 square feet) located on the premises of the Underground Grand Canyon.  We do not own or lease any other properties or space for the operation of our business or otherwise.

We believe that all of our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2011 not otherwise previously reported.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a tourism development and management company headquartered in Shandong Province, China.  Our business specializes in the development and management of natural, cultural and historic scenic sites and ecotourism projects in China, with particular emphasis on the cave tourism sector of the tourism industry.  Since 2004, we have operated the “Underground Grand Canyon” tourist attraction in Linyi City, Yishui County, Shandong Province, China, pursuant to a development and management agreement with the local Yaodianzi Town Government, whereby we will operate and manage the attraction through 2062.  At 6,100 meters (approximately 3.75 miles), the Yinli underground caves form the longest cave system in northern China and contains several stalactite and stalagmite formations, as well as rivers and streams.  We have invested approximately $12 million to improve the infrastructure and facilities at the attraction, including: the construction of restaurant facilities for our visitors and an office and accommodation for our staff and entertainment attractions; the repair of roads, electrical lines and water pipes leading to the attraction; and the acquisition of new equipment for use at our new entertainment attractions.  We have developed an additional 3,100 meters (approximately 2 miles) into four entertainment attractions, including: an “Underground Water Drifting” attraction; the “Electric Slide Car” attraction; the “Battery Vehicle” attraction; and the “Strop Ropeway” attraction. The Underground Grand Canyon has been awarded “AAAA Level Scenic Spot” and “National Geological Park” designations by the PRC National Tourism Administration and the PRC Ministry of Land and Resources, respectively.   We plan to continue to expand our business and strengthen our brand by acquiring additional tourist destinations within specified geographic regions in China and by obtaining the exclusive rights to manage and operate them.  Our goal is to become China’s leading tourism development and management company.

Visitors to the Underground Grand Canyon are attracted through word of mouth, as well as through our advertising with automobile clubs and domestic travel and touring agencies.  We enter into cooperation agreements each year certain domestic travel agencies throughout China, through which we receive a regular flow of visitors.  We expect that the number of visitors to the attraction will increase as we enter into such agreements with additional travel agencies, as well as through repeat business from existing travel agencies based on the positive experiences of prior visitors.  We also advertise with domestic automobile clubs comprised of individuals with their own vehicles who arrange travel and tourism activities independently or as a group, and on Internet travel websites. The number of visitors to the attraction has increased from approximately 150,000 in 2004 to approximately 683,000 in 2011, which is a compounded annual growth rate of 355%.  During the fiscal year ended December 31, 2011, visitors from travel agencies accounted for approximately 45% of our total number of visitors, while individual families accounted for the remaining 55% of our visitors.

Our sales revenue increased approximately $2.5 million, or approximately 27%, to approximately $11.6 million in the fiscal year ended December 31, 2011 from approximately $9.1 million in the fiscal year ended December 31, 2010.  Our revenue is generated from admission tickets (67% of our 2011 sales revenue), water drifting attraction fees (26% of our 2011 sales revenue), rail car fees (5% of our 2011 sales revenue) and other fees and services (2% of our 2011 sales revenue).  Our net income increased approximately $0.3 million, or approximately 8%, to approximately $4.3 million in the fiscal year ended December 31, 2011 from approximately $4.0 million in the fiscal year ended December 31, 2010.

2011 Financial Performance Highlights

We continued to experience strong demand for our services during the fiscal year ended December 31, 2011, which resulted in revenue and net income growth. The following are some financial highlights for the year:

•	Sales: Sales increased $2,471,135, or 27%, to $11,615,716 for the year ended December 31, 2011, from $ 9,144,581 for 2010.

•	Gross Profit: Gross profit increased $1,922,689, or 21%, to $11,067,270 for the year ended December 31, 2011, from $9,144,581 for 2010. As a percentage of revenues, gross profit decreased 5% to 95% for year 2011 from 100% for 2010.

•	Income from operations: Income from operations increased $1,391,955, or 26%, to $6,752,302 for the year ended December 31, 2011, from $5,360,347 for 2010.

•	Net income: Net income increased $279,856, or 7%, to $4,280,510 for the year ended December 31, 2011, from $4,000,654 for 2010.

•	Fully diluted net income per share: Fully diluted net income per share was $0.24 for the year ended December 31, 2011, as compared $0.23 for 2010.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2011 and 2010:

	For the fiscal year ended December 31,
	2011		2010
	(in thousands of U.S. dollars)

Revenues	$11,616	100%	$9,145	100%
Cost of revenue	549	5%	-	-
Selling expenses	2,716	23%	2,401	26%
General and administrative expenses	1,599	14%	1,383	15%
Income from operations	6,752	58%	5,361	59%
Other income (expenses)	(1,204)	10%	(162)	2%
Income before income taxes	5,548	48%	5,199	57%
Income tax expense	1,267	11%	1,198	13%
Net income	4,281	37%	4,001	44%

 Our functional currency is RMB; however, our financial information is expressed in U.S. dollars.  The results of operations reported in the table above are based on the exchange rate of RMB 6.3009 to $1 for the fiscal year ended December 31, 2011 and the exchange rate of RMB 6.7595 to $1 for the fiscal year ended December 31, 2010.

Revenues.  Our sales revenue increased approximately $2.5 million, or approximately 27%, to approximately $11.6 million in the fiscal year ended December 31, 2011 compared to approximately $9.1 million in the fiscal year ended December 31, 2010. This increase is primarily attributed to the development of the local tourist industry and the Company’s effort on expanding the sales and marketing teams and exploring the national market.

Selling Expenses.  Our selling expenses are primarily comprised of depreciation, advertising and promotion expenses, sales staff salaries and benefits, materials purchases for operating maintenance and service charges.  Our selling expenses increased approximately $0.3 million, or approximately 13%, to approximately $2.7 million in the fiscal year ended December 31, 2011 from approximately $2.4 million in the fiscal year ended December 31, 2010.  The increase is primarily due to increased marketing efforts including recruiting more marketing and sales personnel and increasing on advertisement spending by the Company during the 2011 period.

General and Administrative Expenses.  Our general and administrative expenses are primarily comprised of administrative expenses, salaries and fringe benefits, depreciation and amortization costs.  Our general and administrative expenses increased approximately $0.2 million, or approximately 16%, to approximately $1.6 million in the fiscal year ended December 31, 2011 from approximately $1.4 million in the fiscal year ended December 31, 2010.  The increase is primarily due to increases in labor costs including local employees’ salary increase and increase in amortization as a result of acquisition of more fixed assets. .

Income from Operations and Operating Margin.  Our income from operations increased approximately $1.4 million, or approximately 26%, to approximately $6.8 million in the fiscal year ended December 31, 2011 from approximately $5.4 million in the fiscal year ended December 31, 2010.  Income from operations as a percentage of revenues was 58% and 59% for the fiscal year ended December 31, 2011 and 2010, respectively.  The decrease in our income from operations and operating margin was primarily due to an increase in other income.

Other Income (Expenses).  We incurred net other expenses of approximately $1.2 million in the fiscal year ended December 31, 2011 compared to net other income of approximately $0.2 million in the fiscal year ended December 31, 2010.  The decrease was primarily due to increase of financial expenses for the fiscal year 2011.

Income Tax Expense.  Our income tax expense increased approximately $0.1 million, or approximately 6%, to approximately $1.3 million in the fiscal year ended December 31, 2011 from approximately $1.2 million in the fiscal year ended December 31, 2010.This increase is primarily due to increase in profit.

Net Income.  Due to the foregoing reasons, our net income increased approximately $0.3 million, or approximately 7%, to approximately $4.3 million in the fiscal year ended December 31, 2011 from approximately $4.0 million in the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $0.7 million.  The following table sets forth key components of our net cash flow for the periods indicated.

	Year Ended December 31
	(All amounts in thousands of U.S. dollars)
	2011	2010
		(Restated)
Net cash provided by operating activities	$5,591	$3,533
Net cash used in investing activities	(5,502)	(12,174)
Net cash provided by financing activities	159	7,767
Effect of foreign exchange rate changes	240	7
Cash and cash equivalents at the beginning of the period	209	1,076
Cash and cash equivalents at the end of the period	697	209

Cash Flows from Operating Activities.

Net cash provided by operating activities was approximately $5.6 million in the fiscal year ended December 31, 2011, an increase of approximately $2.1 million from approximately $3.5 million in the fiscal year ended December 31, 2010.  The increase was primarily attributable to the increase in revenue during the 2011 period.

Cash Flows from Investing Activities.

Net cash used in investing activities for the fiscal year ended December 31, 2011 was approximately $5.5 million, an approximately $6.7 million decrease from approximately $12.2 million for the fiscal year ended December 31, 2010.  The decrease was primarily due to a decrease in investment activities and in related party transactions during the 2011 period.

Cash Flows from Financing Activities.

Net cash provided by financing activities was approximately $0.2 million in the fiscal year ended December 31, 2011, an approximately $7.6 million decrease from approximately $7.8 million for the fiscal year ended December 31, 2010.  The decrease was primarily due to the increased repayment of borrowing during the fiscal year ended December 31, 2011.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2011:

(All amounts in thousands of U.S. dollars)

	Maturity date	Interest rate	As of December 31, 2011	As of December 31, 2010
Yishui Rural Credit Cooperative	04/20/2011	10.62%	-	910

Yishui Rural Credit Cooperative	04/26/2011	11.15%	-	455

Yishui Rural Credit Cooperative	04/26/2011	5.31%	-	303

Yishui Rural Credit Cooperative	05/20/2011	10.62%	-	1,517

Yishui Rural Credit Cooperative	01/10/2012	10.46%	952	-

Yishui Rural Credit Cooperative	06/15/2012	13.88%	794	-

Yishui Rural Credit Cooperative	08/15/2012	12.47%	2,539	-

Bank of Linshang	05/28/2011	7.97%	-	759

Bank of Linshang	08/22/2012	9.84%	794	-

China Construction Bank Yishui Branch	07/25/2011	5.84%	-	910

China Construction Bank Yishui Branch	08/01/2011	5.84%	-	607

Industrial and Commercial Bank of China Yishui Branch	09/15/2011	6.37%	-	1,062

Bank of China Yishui Branch	09/13/2012	4.54%	794	-

Bank of China Yishui Branch	03/01/2012	8.07%	2,381	-

Bank of China Yishui Branch	09/28/2011	5.84%	-	455

Industrial and Commercial Bank of China Yishui Branch	10/14/2011	6.67%	-	759

Bank of China Yishui Branch	10/20/2011	6.12%	-	2,276

Bank of China Yishui Branch	10/26/2011	6.12%	-	303

ShanDong YiSheng Guarantee Co., Ltd.	02/07/2012	12.60%	952	-

JuNan Xin Yuan Investment Consulting Co., Ltd.	01/08/2012	12.60%	793

JuNan Xin Yuan Investment Consulting Co., Ltd.	02/11/2012	12.60%	952
			10,951	10,316

The above loan contracts contain the following common covenants: the Company committed to repay the principle and interest of such loans as scheduled in contract; the Company should provide audited financial within six months of year-end; the Company shall voluntarily accept the investigation from the creditors on its finance and property; as required by the creditors, the Company shall provide the real, legal, complete, valid financial accounting statements and other documents and information.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Impairment of long-lived assets

We account for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There were no impairments of our long-lived assets as of December 31, 2011 and 2010.

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

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at December 31, 2011.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2011 and 2010, respectively, we had no common stock equivalents that could potentially dilute future earnings per share.

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

Recent Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Seasonality of our Sales

Our operating results and operating cash flows historically have been subject to seasonal variations. Peak months occur during periods of warmer weather, when students are on summer vacation and during our National Holiday.  Our peak months are April, May, July, August and October, which collectively accounted for 73% of our total visitors in 2011.

Inflation

Inflation does not materially affect our business or the results of our operations.

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

As of December 31, 2011, we had 3 guarantees of approximately $6.3 million in total principal outstanding.  Our potential liability under guarantees could include interest, default interest and the obligation to pay costs of collection in addition to principal amounts to which the guarantees relate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our operations are carried out in the PRC and we are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Interest Rate Risk

We generally do not invest in or hold debt securities.  Accordingly, fluctuations in applicable interest rates would not have a material impact on our company.  At December 31, 2011, we had short-term loans payable of approximately $11.0 million.  These notes have interest rates ranging from 5.31% to 11.15%.  Due to the short-term nature of the notes, a hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on Longkong’s earnings, loss or cash flows.

Foreign Exchange Risk

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2011. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Sales	$11,616	$9,000	$4,986	$990	$9,145	$7,962	$4,501	$1,321
Gross profit	11,067	9,000	4,986	990	9,145	7,962	4,501	1,321
Earnings (Loss) before income tax expenses	5,548	4,978	2,485	(101)	5,198	5,522	2,613	373
Net income attributable
Basic earnings per share	0.24	0.21	0.10	(0.00)	0.23	0.24	0.11	0.02
Diluted earnings per share	0.24	0.21	0.10	(0.00)	0.23	0.24	0.11	0.02

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

As of December 31, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 as a result of the following material weaknesses identified in our internal control over financial reporting:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2011, our internal control over financial reporting was not effective for the purposes for which it is intended due to: (i) an absence of independence and financial expertise on the Board of Directors limiting its ability to provide effective oversight of our management; (ii) we lacked sufficient accounting personnel at the Chinese operating company level with the experience and training to effectively address the US GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements of being a U.S. public company; and (iii) deficiency in the knowledge by our personnel responsible for our internal control over financial reporting and certain US GAAP and SEC financial reporting principles.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (fourth quarter of the fiscal year ended December 31, 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our officers and directors:

Name	Age	Position(s)
Zhang Shanjiu	53	Chairman, President and Chief Executive Officer
Yu Xinbo	33	Chief Financial Officer, Treasurer and Secretary
Kong Xianghai	42	Chief Administrative Officer
Chen Rongguang	53	Chief Operating Officer

Mr. Zhang Shanjiu has served as our President, Chief Executive Officer and Chairman since October 2010, and has served as the Chairman and Chief Executive Officer of Longkong since its founding in 2004. Mr. Zhang has ten years’ management experience in the travel and entertainment industry and also has five years’ experience working as a physician.  Mr. Zhang holds a diploma from the Linyi Medical College and a Master’s Degree in administrative management from Peking University.  Mr. Zhang’s accumulation of over 17 years of valuable experience in the tourism development and management business qualifies him to serve on our board of directors.

Mr. Yu Xinbo has served as our Chief Financial Officer since October 2010, and has served in the same capacity for Longkong since 2004.   Prior to joining us Mr. Yu served from 1996 – 2004 in various financial and accounting positions.  Mr. Yu holds a diploma from the Shandong Trade and Community College and a Bachelor’s Degree in accounting from the Shandong Economic University.

Mr. Kong Xianghai has served as our Chief Administrative Officer since October 2010, and has served in the same capacity for Longkong since 2008.  Prior to joining us, Mr. Kong served, from 2007 to 2008, as President of Qingyuan Food Co., Ltd., a PRC-based food production company; and from 2005 to 2007, as Vice President of FUWAH Amusement & Tourism Co., Ltd. a tourism company. Mr. Kong has another 13 years’ experience in various other management positions in China. Mr. Kong holds a Master’s Degree in Enterprise Management from Northwest University (China).

Mr. Chen Rongguang has served as our Chief Operating Officer since October 2010, and has served in the same capacity for Longkong since 2006.   Prior to joining us, Mr. Chen served, from 1999 to 2006, as the Operation Manager of Yishui Yongchang Machinery Co., Ltd. and has another 23 years’ experience working in other operational management positions in China.  Mr. Chen holds a Bachelor’s Degree in marketing from the Shanghai Fudan University.

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

Code of Ethics

On April 15, 2012, Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Since its adoption, there have been no waivers of our Code of Business Conduct and Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based solely on our review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2011, our executive officers, directors and greater than 10% shareholders were in compliance with the reporting requirements of Section 16(a) under the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table – December 31, 2011, 2010 and 2009

The following table sets forth information relating to all compensation awarded to, earned by or paid to our Chairman, President and Chief Executive Officer, our Chief Financial Officer and each of our next three highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2011, for all services rendered in all capacities to us during the years ended December 31, 2011, 2010 and 2009, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Zhang Shanjiu	2011	56250	0	0	0	0	0	0	56250
Chairman,	2010	35450	0	0	0	0	0	0	35,450
President and	2009	29,640	0	0	0	0	0	0	29,640
Chief Executive Officer

Yu Xinbo	2011	13125	0	0	0	0	0	0	13125
Chief	2010	10,636	0	0	0	0	0	0	10,636
Financial	2009	7,253	0	0	0	0	0	0	7,253
Officer, Treasurer and Secretary

Grants of Plan-Based Awards in Fiscal 2011

There were no option or other equity grants in 2011.

Outstanding Equity Awards at 2011 Fiscal Year End

There were no options or other equity awards outstanding in 2011.

Option Exercises and Stock Vested in Fiscal 2011

There were no option exercises or stock vested in 2011.

Pension Benefits

There were no pension benefit plans in effect in 2011.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2011.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2012, there were 18,089,660 shares of common stock outstanding.  The following table sets forth certain information concerning the number of BTHC common shares owned beneficially by: (i) each person (including any group) known to us to own five percent (5%) or more of any class of BTHC’s voting securities, (ii) each of BTHC’s directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.  The address for each beneficial owner, unless otherwise noted, is c/o Underground Grand Canyon, Linyi City, Yishui County, Shandong Province, China  276400.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Officers and Directors
Zhang Shanjiu Chairman of the Board, President and Chief Executive Officer	16,605,791	(3)	91.8%

Yu Xinbo Chief Financial Officer, Treasurer and Secretary	88,381		*

Kong Xianghai Chief Administrative Officer	—		—

Chen Rongguang Chief Operating Officer	—		—

All Executive Officers and Directors as a group (five persons)	17,031,227		91.8%
5% Stockholders
Grand Fountain Capital Holding Limited 3rd Floor, Queensgate House 113 South Church Street P.O. Box 10240 Grand Cayman KY1-1002, Cayman Islands	7,856,081	(3)	43.4%

Chen Rongxia(5)	7,856,081	(3)	43.4%

Zhang Qian	4,968,971	(3)	27.5%

* less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Percentages are rounded to the nearest one-tenth of one percent. The percentage of class is based on 18089660 shares of the Company’s common stock issued and outstanding as of March 31, 2012.

(3)	Includes shares 3,780,739 shares of the Company’s common stock held directly, as well as 4,968,971 shares held by Mr. Zhang’s daughter and 7,856,081 shares held by Grand Fountain Capital Holding Limited, an entity controlled by Chen Rongxia, Mr. Zhang’s wife.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2010 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	Beginning November 27, 2009, and from time to time thereafter, Longkong has loaned funds to Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”), a company controlled by the immediate family of Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates a cave, the only attraction in which is the light shining from fireflies that live on the ceiling of the cave. Given the possible complementary nature of the business operated by Fluorescent Lake, we provide these loans with a view toward potentially developing and supporting strategic ventures and/or engaging in other transactions in the future. Pursuant to the Loan Agreement executed between the parties on December 31, 2009, Fluorescent Lake is required to repay loans that were outstanding as of such date in full, with accrued interest, on the due date. Periodic payments of principal and interest are no longer required with respect to those loans. For loans to Fluorescent Lake after December 31, 2009, Longkong generally executes written agreements with Fluorescent Lake, unless the dollar amount of the loan is less than $150,000. These loan agreements provide that the loans are interest free and are due within 12 months of the date of the loan. The due dates for the loans were between January 27, 2011 and December 31, 2011, but the Company has obtained an extension through December 31, 2012. During the fiscal year ended December 31, 2011, Longkong received interest payments and principal payments from Fluorescent Lake in the amount of approximately $Nil and $4.2 million, respectively. As of December 31, 2011, the outstanding aggregate balance of the loans was approximately $7.3 million, and the largest aggregate principal outstanding during the fiscal year ended December 31, 2011 was approximately RMB8.20 million (approximately $1.3.

•	Beginning January 5, 2010, and from time to time thereafter, Longkong has loaned funds to Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”), a company controlled by Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates hotels and a water amusement park. Given the possible complementary nature of the business operated by Yinhe Travel, we provide these loans with a view toward potentially developing and supporting strategic ventures and/or engaging in other transactions in the future. Longkong generally executes written agreements with Yinhe Travel, which provide that the loans are interest free and are due within 12 months of the date of the loan. The due dates of the loans are between January 5, 2011 and December 31, 2011. During the fiscal year ended December 31, 2011, Longkong received interest payments and principal payments from Yinhe Travel in the amount of approximately $10.3 million. As of December 31, 2011, the outstanding aggregate balance of the loans was approximately $11.3 million.

•	During 2010, Longkong loaned approximately $2,000 to Zhang Shanjiu, our Chairman, President and Chief Executive Officer, approximately $5,000 to Yu Xinbo, our Chief Financial Officer, Treasurer and Secretary, and approximately $1,000 to Chen Rongguang, our Chief Operating Officer. The parties did not execute written agreements with respect to these loans, which were interest-free, and there was no formal due date for repayment. These loans were repaid in full in November 2010.

•	During the year ended December 31, 2010, Longkong loaned approximately $759,000 to Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”), a company controlled by Zhang Shanjiu, our Chairman, President and Chief Executive Officer, that operates an island resort. We provided this loan because Tianma Island experienced a short-term shortage of working capital. The parties did not execute a written agreement with respect to this loan, which was interest-free, and there was no formal due date for repayment. During the fiscal year ended December 31, 2010, Longkong received interest payments and principal payments from Tianma Island in the amount of approximately $0 and $759,000, respectively. The loan was repaid in full as of December 31, 2010.

•	During 2010, Zhang Shanjiu, our Chairman, President and Chief Executive Officer, loaned approximately $359,000 to Longkong, $248,000 of which was used to purchase land occupancy rights and the remaining balance of which was used for general corporate purposes. The parties did not execute a written agreement with respect to these loans, which were interest-free, and there was no formal due date for repayment. The loans were repaid in full as of December 31, 2011.

•	During the six months ended June 30, 2010, Yu Xinbo, our Chief Financial Officer, Treasurer and Secretary, loaned approximately $27,000 to Longkong, which was used for general corporate purposes. The parties did not execute a written agreement with respect to this loan, which was interest-free, and there was no formal due date for repayment. The loan was repaid in full as of December 31, 2011.

•	On January 1, 2010, Longkong began selling a bundled pass for general access to the “Underground Grand Canyon” tourist destination as well as general access to the “Fluorescent Lake” tourist destination operated by Fluorescent Lake. Because the bundled pass entitles its holder to visit the Fluorescent Lake tourist destination, the price of the bundled pass, which is sold at both the Underground Grand Canyon and the Fluorescent Lake, is higher than the regular admission ticket price to the Underground Grand Canyon. On February 11, 2010, Longkong and Fluorescent Lake executed a revenue sharing agreement, effective as of January 1, 2010 (the “Revenue Sharing Agreement”). Pursuant to the terms of the Revenue Sharing Agreement, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on our balance sheet. If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on our balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake. Revenue from sales of bundled passes was approximately $2.9 million (including approximately $738,000 in related party commissions) in the fiscal year ended December 31, 2011 and the number of visitors who used a bundled pass was approximately 137,500 during the fiscal year ended December 31, 2011. Of the 137,500 visitors who used a bundled pass, approximately 114,000 of the passes were sold by the Underground Ground Canyon, accounting for approximately $2.1 million in revenue (approximately $811,000 in related party commissions received) to Longkong and approximately $0.3 million in revenue to Fluorescent Lake, and approximately 23,500 of the passes were sold by the Fluorescent Lake, accounting for approximately $0.2 million in revenue (approximately $73,000 in related party commissions paid) to Longkong and approximately $0.3 million in revenue to Fluorescent Lake. A regular admission ticket to the Underground Grand Canyon is RMB76 and a regular admission ticket to the Fluorescent Lake is RMB68. Therefore, our relative fair value of each bundled pass is RMB62, which is the proportion that our regular admission ticket price (RMB76) bears to the total of the regular admission ticket prices for both attractions (RMB144) to the price of a bundled pass (RMB118). For each bundled pass sold by the Underground Grand Canyon, we receive a benefit of RMB46 above our relative fair value. Because the revenue sharing arrangement is with a related party company, the benefit for each bundled pass sold by the Underground Grand Canyon is characterized as a related party commission received. For each bundled pass sold by the Fluorescent Lake, we receive RMB20 less than our relative fair value. The amount of this loss is characterized as a related party commission paid and recorded net of the related party commission received by us for bundled passes sold by the Underground Ground Canyon.

•	Pursuant to a Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a loan by Agricultural Bank to Tianma Island. The loan bears interest at a rate of 7.83% per annum and is due March 13, 2014. Periodic payments of $736,000, $1.2 million, $1.5 million and $1.8 million are due by Tianma Island on March 13, 2011, March 13, 2012, March 13, 2013 and March 13, 2014, respectively. The balance due of the loan at December 31, 2011 was RMB 10 million (approximately $1.59 million). The largest aggregate amount of principal outstanding during the fiscal year ended December 31, 2011 was RMB 30 million (approximately $4.8 million). As Tianma Island remains current on this loan, Longkong has not been required to make any payments of principal or interest on Tianma Island’s behalf under this guarantee.

•	Pursuant to the Guarantee Contract, dated April 2010, between Lonkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $731,500, repayable in April 2011. The loan matured and was paid off by Fluorescent Lake in April 2011.

•	Pursuant to the Guarantee Contract, dated December 30, 2011, between Longkong and LinShang Bank, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $793,537. The loan is due December 2014. The guarantee period is two years starting from the due date of the loan. Longkong has not been required to make any payments of principle or interest on Fluorescent Lake’s behalf under this guarantee. As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Fluorescent Lake’s behalf is remote.

•	Prsuant to the Guarantee Contracted, dated November 15, 2011 between Longkong and YuNan Rural Credit Union, Longkong has guaranteed a one- year loan by the bank to Tianma Island for the amount of $952,245. The loan is due November 2012. The guarantee period is two years starting from the due date of the loan. Longkong has not been required to make any payments of principle or interest on behalf of Tianma Island. As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

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

As of December 31, 2011, we have made approximately $18.5 million in loans to entities controlled by Zhang Shanjiu.  Although most of the loans are payable on demand, Zhang Shanjiu’s influence over our company and the companies to which we have made loans may cause delays in repayment or modifications to repayment terms that might not otherwise occur in an arms’ length transaction.  To the extent Zhang Shanjiu determines that he values the business operated by these other companies more than our company, he may cause us to make additional loans to these businesses, which could have a material adverse effect on our financial condition, particularly if we are unable to repay our short-term indebtedness as a result of Zhang Shanjiu not compelling repayment of the loans we have made to these other companies.  Presently, we plan to reduce the level of short-term loans we make to related parties, both in an effort to reduce our overall leverage and to focus on our core business, although there can be no assurance that circumstances will not arise that will lead us to loan funds to related parties in the future.  Furthermore, the process of reducing the amount of short-term loans may take a year or more to put in place.

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

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by former auditors through March 2011, Zhonglei Certified Public Accountants Ltd. (“Zhonglei”), and the Company’s current auditors, MaloneBailey LLP (“MaloneBailey”) Moore Stephens for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Audit Fees	$90,000	$97,375
Audit Related Fees	-	-
Tax Fees	2,500	235
All Other Fees	-	-
TOTAL	$92,500	$97,610

 “Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Malone Bailey and Zhonglei in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the fees billed for products and services provided by Malone Bailey and Zhonglei and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our board of directors has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        All financial statements.

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)      Exhibits.

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

BTHC XV, Inc.

Date: April 20, 2012	By:	/s/ Zhang Shanjiu
Zhang Shanjiu Chief Executive Officer (Principal Executive Officer)

Date: April 20, 2012	By:	/s/ Yu Xinbo
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Shanjiu	Chairman, President and Chief	April 20, 2012
Zhang Shanjiu	Executive Officer (Principal Executive Officer)

/s/ Yu Xinbo	Chief Financial Officer, Treasurer and	April 20, 2012
Yu Xinbo	Secretary (Principal Financial and Accounting Officer)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF

BTHC XV, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BTHC XV, Inc. and Subsidiaries

 Yishui, China

We have audited the accompanying consolidated balance sheets of BTHC XV, Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. In connection with our audit for the consolidated financial statements, we have also audited the condensed parent company financial statements for the year ended December 31, 2011. These consolidated financial statements and condensed parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC XV, Inc. and its Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related condensed parent company financial statements, when considered in relation to the consolidated financial statements taken a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ MaloneBailey, LLP

 www.malonebailey.com

 Houston, Texas

April 16, 2012

BTHC XV, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$696,796	$208,955

Accounts receivable	169,345	36,968
Other Receivable and advance payments	1,351,552	960,588
Due from related parties	18,781,553	13,422,978
Deferred tax assets	-	380,465
Other current assets	26,525	25,354
Total current assets	21,025,771	15,035,308

Property, plant and equipment, net	13,916,042	13,603,339
Intangible assets, net	261,349	259,218
Long term investment	320,298	306,156
Other assets	136,104	140,959
Total Assets	$35,659,564	$29,344,980

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$846,098	$399,472
Accrued liabilities	46,971	277,108
Taxes payable	4,209,113	3,917,347
Short term debt	10,950,817	10,315,600
Due to related parties	82,239	28,463
Total current liabilities	16,135,238	14,937,990

Long term deferred tax liabilities	-	32,967
Total Liabilities	$16,135,238	$14,970,957
Stockholders' Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,089,660 shares issued and outstanding	18,090	18,090
Additional paid-in capital	1,172,358	1,172,358
Statutory reserves	913,370	913,370
Retained earnings	15,562,794	11,282,284
Accumulated other comprehensive income	1,857,714	987,921
Total stockholders' equity	19,524,326	14,374,023
Total Liabilities and Stockholders' Equity	$35,659,564	$29,344,980

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

	For the Years Ended December 31,
	2011	2010
Revenue	$11,615,716	$9,144,581
Cost of revenue	548,446	-
Gross Profit	11,067,270	9,144,581

Operating Expenses
Selling expenses	2,716,253	2,400,806
General and administrative	1,598,715	1,383,428
Total operating expenses	4,314,968	3,784,234

Income from Operations	6,752,302	5,360,347

Other Income (Expenses):
Other income (expenses), net	(1,204,295)	(162,234)
Total Other Income (Expenses)	(1,204,295)	(162,234)

Income before Income Taxes	5,548,007	5,198,113
Income taxes	1,267,497	1,197,459
Net Income	$4,280,510	$4,000,654

Other Comprehensive Income
Foreign currency translation adjustment	869,793	517,921
Comprehensive Income	$5,150,303	$4,518,575

Earnings per Share, Basic and Diluted	$0.24	$0.23

Weighted Average Shares Outstanding, Basic and Diluted	18,089,660	17,371,030

The accompanying notes are an integral part of these consolidated financial statements.

BTHC XV, Inc. and Subsidiaries

 Consolidated Statements of Changes in Shareholders’ Equity

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance at December 31, 2008 (Restated)	-	-	17,185,177	$17,185	$949,814	$450,000	$593,000	$2,568,000	$4,577,999

Contributions from shareholders					1,000				1,000
Foreign currency translation adjustment						20,000			20,000
Net income								5,034,000	5,034,000

Balance at December 31, 2009 (Restated)	-	-	17,185,177	17,185	950,814	470,000	593,000	7,602,000	9,632,999

Shares issued at share exchange and direct costs			904,483	905	(429,171)				(428,266)
Contributions from shareholders					650,715				650,715
Foreign currency translation adjustment						517,921			517,921
Allocation of statutory reserve							320,370	(320,370)	-
Net income								4,000,654	4,000,654

Balance at December 31, 2010 (Restated)	-	-	18,089,660	18,090	1,172,358	987,921	913,370	11,282,284	14,374,023

Foreign currency translation adjustment						869,793			869,793
Net income								4,280,510	4,280,510

Balance at December 31, 2011	-	-	$18,089,660	$18,090	$1,172,358	$1,857,714	$913,370	$15,562,794	$19,524,326

The accompanying notes are an integral part of these consolidated financial statements

BTHC XV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended
	December 31, 2011	December 31, 2010

Cash Flows From Operating Activities
Net Income	$4,280,510	$4,000,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	920,649	689,628
Amortization expense	9,599	5,033
Amortization of prepaid rent	25,045	3,199
Investment Income		(2,687)
Changes in operating assets and liabilities:
Accounts receivable	(130,669)	(36,051)
Other receivable and advance payments	(226,007)	(946,805)
Accounts payable	428,174	(611,184)
Accrued liabilities	(242,937)	(583)
Amount due to related party	52,461	27,757
Taxes payable	110,817	636,451
Deferred Tax Asset	398,039	(265,444)
L/T Deferred tax liabilities	(34,490)	32,150
Net cash provided by operating activities	5,591,191	3,532,118

Cash Flows From Investing Activities
Cash paid for notes receivable from related parties	(4,873,445)	(8,137,970)
Cash paid for purchase of fixed assets and intangibles	(628,411)	(3,778,044)
Cash paid for long term investment	-	(257,826)
Net cash provided by (used in) investing activities	(5,501,856)	(12,173,840)

Cash Flows From Financing Activities
Proceeds from short term debt	18,267,232	12,279,020
Principal payments on short term debt	(18,108,524)	(4,734,080)
Cash proceeds from shareholders capital contribution	-	650,715
Cash paid to restructure capital structure	-	(428,266)
Net cash provided by financing activities	158,708	7,767,389

Effect of exchange rate changes on cash	239,798	7,288
Net decrease in cash and cash equivalents	487,841	(867,045)
Cash and cash equivalents, beginning of period	208,955	1,076,000
Cash and cash equivalents, end of period	696,796	208,955
Supplemental disclosure information:
Income taxes paid	$813,673	$839,692
Interest paid	$940,400	$338,513

Non-cash investing and financing activities:
Construction in progress purchased on credit	-	$80,866
Allocation of statutory reserve	-	$320,370

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent on the industry economies prevailing in their respective areas; however, concentration of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risks.

Fair value of financial instruments

The Company adopted Financial Accounting Standards Board (FASB) ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

☐	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

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

 Capitalized interest

The interest costs associated with construction projects are capitalized and included as part of the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the Company’s weighted-average cost of borrowing. Capitalization of interest ceases when the project is substantially completed. The capitalized interests as part of the construction in progress as of December 31, 2011 and 2010 were $Nil and $128,598, respectively.

Impairment of long-lived assets

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There were no impairments of its long-lived assets as of December 31, 2011 and 2010.

Intangible assets

The Company’s intangible assets consist of land use rights at December 31, 2011 and December 31, 2010. According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over 42 years, the lease term of the rights.

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

Pursuant to a 2010 revenue sharing agreement between Longkong and Fluorescent Lake, if a bundled pass (RMB118) is sold at the Underground Grand Canyon, approximately 92% (RMB108) of the cost of the pass is allocated as revenue to Longkong with the remaining 8% (RMB10) being allocated to Fluorescent Lake and recorded as a liability to a related party on the Company’s balance sheet.  If a bundled pass is sold at the Fluorescent Lake, approximately 36% (RMB42) of the cost of the pass is allocated as revenue to Longkong and recorded as a receivable from a related party on the Company’s balance sheet with the remaining 64% (RMB76) being recorded as revenue by Fluorescent Lake.  While negotiating the terms of the revenue sharing agreement, Fluorescent Lake’s management agreed to the premium percentages allocated to the Underground Grand Canyon due to several factors, including that the Underground Grand Canyon is relatively better known than the Fluorescent Lake based on the number of visitors to each tourist attraction annually, that the Underground Grand Canyon offers five entertainment attractions, in addition to the general walking tour, to Fluorescent Lake’s one entertainment attraction and that Longkong’s management did not expect to see a significant increase in the number of visitors to the Underground Grand Canyon solely as a result of the sales of bundled passes by Fluorescent Lake.  The revenue sharing agreement only contains economic terms and is otherwise terminable at the will of either party and does not contain a term.  During the fiscal years ended December 31, 2011 and December 31, 2010, the allocation was as follows:

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

Neither Longkong nor Fluorescent Lake sells bundled passes in advance.  Because the bundled pass expires if not used the same day it is sold to a visitor, neither company has any unfilled obligations at the end of the day the bundled pass is sold.  Accordingly, there are no unused, unexpired passes and therefore no deferred revenue at December 31, 2011 and December 31, 2010.

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

			Longkong’s Relative		Commission
If bundled pass sold at:	Longkong Received		Fair Value		Received/(Paid)
Underground Grand Canyon	RMB	108	RMB	62	RMB	46
Fluorescent Lake	RMB	42	RMB	62	RMB	(20)

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

			Longkong’s Relative		Commission
If bundled pass sold at:	Longkong Received		Fair Value		Received/(Paid)
Underground Grand Canyon	RMB	116	RMB	70	RMB	46
Fluorescent Lake	RMB	50	RMB	70	RMB	(20)

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

			Longkong’s Relative		Commission
If bundled pass sold at:	Longkong Received		Fair Value		Received/(Paid)
Underground Grand Canyon	RMB	121	RMB	75	RMB	46
Fluorescent Lake	RMB	55	RMB	75	RMB	(20)

The amount of the net related party commissions received during fiscal years ended December 31, 2011 and December 31, 2010 was approximately $385,401 and approximately $486,053, respectively.

An admission ticket entitles the visitor to a one-time admission to the Underground Grand Canyon and entertainment attraction fees entitle the visitor to a one-time usage of the particular entertainment attraction.  No weekly, monthly or other annual or season type passes are offered to the Underground Grand Canyon.  Longkong does not sell admission tickets in advance.  Admission ticket prices and entertainment attraction fees are generally collected when tickets are sold upon the visitors entering the facility.  Revenue is recognized when the tickets are used.  Occasionally, visitors are granted admission to the Underground Grand Canyon on credit.  At such times, the Company recognizes revenue when the service has occurred and records accounts receivable.  Revenue is recorded net of relevant business taxes.  Business taxes are charged at 3% on sales of admission tickets and 5% of other fee and service revenues.  Such taxes were $488,383 and $379,082 for the years ended December 31, 2011 and 2010, respectively. Refer to Note 9 – Related-Party Transactions.

The Company’s revenues are subject to seasonal variation and accordingly interim results may not be indicative of the estimated results for a full fiscal year.

Rebates

Commencing January 1, 2010, the Company started to offer a return, also referred to as a rebate, to the travel agencies with which Longkong has entered into cooperation agreements.  The rebates are based on the total number of visitors the travel agency brings to the Underground Grand Canyon during a calendar year.  The Company recognizes the rebate obligation as a reduction of revenue based on the estimated number of visitors brought to the Underground Grand Canyon by those travel agencies expected to claim rebates.  The rebates for years ended December 31, 2011 and 2010 were $318,840 and $233,681, respectively.

Operating leases

Leases in which substantially all the rewards and risks of ownership of the asset remain with the lessor are accounted for as operating leases.  Payments made under operating leases are charged to the statements of operations on a straight-line basis over the shorter of the lease term or estimated useful life.

 Advertising costs

The Company expenses advertising costs as incurred.  Total advertising expenses were $1,054,256 and $1,225,288 for the years ended December 31, 2011 and 2010, respectively, and have been included as part of operating expenses.

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

Earnings per share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 21, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3- OTHER RECEIVABLE AND ADVANCE PAYMENTS

Other receivable and advance payments at December 31, 2011and December 31, 2010 both included government subsidy receivables, note receivables from third party individuals, reserved cash deposit made to third party guarantee companies, advances to employees, and advances for operating expenses.

 NOTE 4 - PROPERTY PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31,
	2011	2010

Building	$15,899,850	$11,191,052
Machinery and equipment	797,470	727,288
Office equipment	232,049	188,701
Automobiles	917,118	852,338

Total at Cost	17,846,487	12,959,379

Less: accumulated depreciation	(4,227,203)	(3,138,170)
Construction in progress	296,758	3,782,130

Property, plant and equipment, net	13,916,042	$13,603,339

Depreciation expense for the years ended December 31, 2011 and 2010 was $920,649 and $689,628 , respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2011	2010

Cost of land use rights	$276,591	$264,379

Less: accumulated amortization	(15,242)	(5,161)

Land use rights, net	$261,349	$259,218

Amortization expense for the years ended December 31, 2011 and 2010 was $9,599 and $5,161, respectively.  The estimated amortization expense for each of the five succeeding fiscal years from 2011 is approximately $8,000 each year and $229,000 thereafter. The Company’s land use rights are pledged as collateral to secure bank loans (Note 7).

NOTE 6 – LONG TERM INVESTMENT

Long term investment is an equity investment of less than 1% in Yishui Rural Credit Cooperative, a financial institution located in Yishui County, Shandong Province. The investment is accounted for under the cost method. The Company’s long term investment is pledged as collateral to secure a bank loan (Note 7). Balance of long term investment was $320,298 and $306,156 at December 31, 2011 and 2010, respectively.

NOTE 7 – SHORT TERM DEBT

As of December 31, 2011 and 2010, the Company’s short term debts consist of the following:

	Term		Interest	December 31,		December 31,
	(Months)	Maturity Date	Rate	2011		2010

Yishui Rural Credit Cooperatives	12	04/20/2011	10.62%	$-		$ 910,200	(a)
Yishui Rural Credit Cooperatives	12	04/26/2011	5.31%	-		303,400	(b)
Yishui Rural Credit Cooperatives	12	04/26/2011	11.15%	-		455,100	(c)
Yishui Rural Credit Cooperatives	12	05/20/2011	10.62%	-		1,517,000	(a)
Yishui Rural Credit Cooperatives	12	01/10/2012	10.46%	952,245	(e)	-
Yishui Rural Credit Cooperatives	12	06/15/2012	13.88%	793,537	(e)	-
Yishui Rural Credit Cooperatives	12	08/15/2012	12.47%	2,539,322	(i)
Industrial and Commercial Bank of China	12	09/15/2011	6.372%	-		1,061,900	(e)
Industrial and Commercial Bank of China	12	10/14/2011	6.672%	-		758,500	(e)
Bank of China	12	09/28/2011	5.841%	-		455,100	(f)
Bank of China	12	10/20/2011	6.116%	-		2,275,500	(f)
Bank of China	12	10/26/2011	6.116%	-		303,400	(f)
Bank of China	12	09/13/2012	4.543%	793,537	(f)	-
Bank of China	12	03/01/2012	8.0688%	2,380,612	(f)	-
LinShang Bank	12	05/28/2011	7.965%	-		758,500	(g)
LinShang Bank	12	08/22/2012	9.84%	793,537	(g)	-
Construction Bank of China	12	07/25/2011	5.84%	-		910,200	(d)
Construction Bank of China	12	08/01/2011	5.84%	-		606,800	(g)
ShanDong YiSheng Guarantee Co., Ltd.	120 days	02/07/2012	12.6%	952,245	(h)	-
JuNan Xin Yuan Investment Consulting Co., Ltd.	90 days	01/08/2012	12.6%	793,537	(h)	-
JuNan Xin Yuan Investment Consulting Co., Ltd.	42 days	02/11/2012	12.6%	952,245	(h)	-
				$10,950,817		$10,315,600

(a) Guaranteed by Zhang Shanjiu; pledged by Longkong’s usufruct.

(b) Guaranteed by (i) two related party companies: Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”) and Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”) (see Note 9); (ii) Zhang Shanjiu, Zhang Hanwang, a current employee of Longkong unrelated to Zhang Shanjiu, and Xu Shuming, a former employee of Longkong; and (iii) Longkong’s equity investment in the bank (see Note 6).

(c) Guaranteed by (i) two related party companies: Fluorescent Lake and Tianma Island (see Note 9); and (ii) Zhang Shanjiu, Zhang Hanwang, a current employee of Longkong unrelated to Zhang Shanjiu, and Xu Shuming, a former employee of Longkong.

(d) Collateralized by Longkong’s land use rights.

(e) Guaranteed by Zhang Shanjiu and a third party guarantee company.

(f) Guaranteed by (i) three related party companies: Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”) using its land use rights, Tianma Island and Fluorescent Lake (see Note 9); and (ii) Zhang Shanjiu.

(g) Guaranteed by a third party guarantee company and counter guaranteed by Fluorescent Lake, a related party company (see Note 9).

(h) Guaranteed by Zhang Shanjiu and Chen Rongxia (Zhang Shanjiu’s wife).

(i) Guaranteed by Zhang Shanjiu and pledged by Tianma Island, a related party company (see Note 9).

The company has a one-year line of credit agreement with Bank of China expiring in September 2011. Total available line is $ 3,174,149 and all available line has been used as of December 31, 2011.

For the years ended December 31, 2011 and 2010, interest expenses totaled $940,400 and $467,265, respectively. Interest expense in the amount of Nil and $128,598 incurred during the year ended December 31, 2011 and 2010 was capitalized as part of the cost of the construction in progress.

NOTE 8- INCOME TAX

Cayman Islands and British Virgin Islands

Under the current laws of the Cayman Islands and the British Virgin Islands, the subsidiaries of the Company that are incorporated in the Cayman Islands and the British Virgin Islands are not subject to income taxes.

Hong Kong

LFHK was incorporated in Hong Kong, China. Under the current Hong Kong Inland Revenue Ordinance, the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  LFHK did not have any operations during the years ended December 31, 2011 and 2010 and therefore was not subject to Hong Kong Profits Tax.

PRC

In accordance with PRC State Tax Bureau Circulation “GuoShuiFa [2008] No.30”, the Company’s PRC subsidiary, Longkong has obtained the PRC tax authority’s approval on its income tax calculation. Longkong’s corporate income tax is calculated based on 7.5% of the total revenue generated in the year.

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

The components of the provision for income taxes are:

	December 31,
	2011	2010

Current taxes expense - PRC	$912,967	$1,430,754
Deferred taxes expense/ (benefit)- PRC	354,530	(233,295)
	$1,267,497	$1,197,459

The principal components of the deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets
Write off other receivable	$-	$317,753
Other payable provision	-	62,712
Total deferred tax assets	-	380,465

Deferred tax liabilities
Capitalized interest	-	32,967
Net deferred tax assets before valuation allowance	-	347,498
Valuation allowance	-	-
Net deferred tax assets	$-	$347,498

A reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2011	2010
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Preferential tax rate	(9)%	-
Changes in deferred tax assets valuation allowance	7%
Tax effect of permanent differences	-%	(2)%
Provision for income tax	23%	23%

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

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expen

NOTE 9.  RELATED PARTY TRANSACTIONS

Relationship with the
Related Parties	Company
Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family

Yishui Underground Fluorescent Lake Travel Development Co., Ltd. (“Fluorescent Lake”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family

Junan Tianma Island Travel Development Co., Ltd. (“Tianma Island”)	Controlled by Director Mr. Zhang Shanjiu’s immediate family

Zhang, Shanjiu	Chairman, President and Chief Executive Officer

Yu, Xinbo	Chief Financial Officer, Treasurer and Secretary

Chen, Rongxia	Wife of Chairman, Chief Operating Officer

Zhang, Shanshuang	Brother of Chairman, Chief Operating Officer

(1)           Outstanding balances with related parties as of December 31, 2011 and 2010 are as follows:

	Due from related parties (a)		Due to related parties (b)
	December 31,		December 31,
	2011	2010	2011		2010
Yinhe Travel	$11,283,588	$7,613,355	$		-
Fluorescent Lake	7,256,180	5,680,678		82,239	28,463
Zhang, Shanjiu	102,477
Chen, Rongxia	79,354
Yu, Xinbo	59,954
	$18,781,553	$13,294,033		$82,239	28,463

Notes:

a. Amounts due from related parties are unsecured related party loans, which are due upon request and interest free.

b. Amounts due to Fluorescent Lake represent the net revenue proceeds payable to the related party as a result of the bundle pass revenue sharing arrangement. See “ Note 2- Summary of significant accounting policies – Revenue recognition.”

(2)           Guarantees

The Company and its three related party companies provide loan guarantees to each other. As of December 31, 2011 and 2010, loans guaranteed by related parties were $6,507,006 and $5,157,800, respectively. (Note 7)

Details of related-party guarantees at December 31, 2011 pursuant to which the Company has executed a Guarantee Contract with the related parties and the creditor to guarantee loans of the related parties are as follows:

Pursuant to the Guarantee Contract, dated March 14, 2008, between Longkong and the Agricultural Development Bank of China, Junan Branch (“Agricultural Bank”), Longkong has guaranteed a six-year loan by Agricultural Bank to Tianma Island for the amount of approximately $6 million.  The loan is due March 2014.  The guarantee period is two years starting from the due date of the loan.  Tianma Island has been making timely principal payments and the balance due of the loan at December 31, 2011 was $4.7 million, the maximum potential amount of future payments that Longkong could be required to make under the guarantee.  The guarantee provided under the Guarantee Contract expires upon the payment in full of the loan.  Longkong will be required to make payment under the guarantee if Tianma Island fails to make a payment when due.  In such circumstance, Longkong will have recourse against Tianma Island for the full amount of the payment made on its behalf.  This obligation, however, is secured by the usufruct of Tianma Island.  Longkong’s guarantee to Agricultural Bank is secured by its usufruct.  Longkong periodically requests information from Tianma Island regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee.  As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

Pursuant to the Guarantee Contract, dated April 2010, between Longkong and Yishui Rural Credit Cooperative, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $731,500.  The loan matured and was paid off by Fluorescent Lake in April 2011.

Pursuant to the Guarantee Contract, dated December 30, 2011, between Longkong and LinShang Bank, Longkong has guaranteed a one-year loan by the bank to Fluorescent Lake for the amount of approximately $793,537. The loan is due December 2014. The guarantee period is two years starting from the due date of the loan. Longkong has not been required to make any payments of principle or interest on Fluorescent Lake’s behalf under this guarantee. As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Fluorescent Lake’s behalf is remote.

Pursuant to the Guarantee Contract, dated November 15, 2011 between Longkong and YuNan Rural Credit Cooperatives, Longkong has guaranteed a one- year loan by the bank to Tianma Island for the amount of $952,245. The loan is due November 2012. The guarantee period is two years starting from the due date of the loan. Longkong has not been required to make any payments of principle or interest on behalf of Tianma Island. As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Tianma Island’s behalf is remote.

Pursuant to the Guarantee Contract, dated May 30, 2011 between LongKong and YiShui Rural Credit Cooperatives, Longkong has pledged its real estate to secure a three-year loan by the bank to Fluorescent Lake for the amount of $476,122. The loan matures in May 2014. Longkong has not been required to make any payments of principle or interest on Fluorescent Lake’s behalf. As of December 31, 2011, Longkong believes the risk of loosing its real estate due to Fluorescent Lake’s deault on this loan is remote.

NOTE 10.  SHAREHOLDERS’ EQUITY

Contributions

During the years ended December 31, 2011 and 2010, the shareholders of the Company contributed $0 and $650,715, respectively, to the Company.

Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, Longkong is required to allocate 10% of its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiary of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiary of the Company as decided by the board of directors. The Company allocated $Nil and $320,370 statutory reserve fund for the years ended December 31, 2011 and 2010, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Guarantees

In January and March 2011, respectively, Longkong agreed to guarantee two loans borrowed by Shandong Green Foodstuff Co., Ltd. (“Green Foodstuff”) from Industrial and Commercial Bank of China Yishui Branch (“ICBC”) totaling $1.5 million, which is the maximum potential amount of future payments that the Company could be required to make under the guarantee. The loans are due in January and March 2012 and paid off , respectively.

On April 14, 2011, Longkong agreed to guarantee a loan borrowed by Green Foodstuff from China Minsheng Bank Co., Ltd. (“CMB”) totaling $2.3 million, which is the maximum potential amount of future payments that the Company could be required to make under the guarantee. The loan is due in April 2014 and the guarantee period is two years from the due date of the loan. The guarantee expires upon the payment in full of the loan. Longkong will be required to make payment under the guarantee if Green Foodstuff fails to make a payment when due. In such circumstance, Longkong will have recourse against Green Foodstuff for the full amount of the payment made on its behalf. This obligation, however, is unsecured. Longkong’s guarantee to CMB also is unsecured. Longkong periodically requests information from Green Foodstuff regarding its financial condition, including the amount of its outstanding indebtedness and payment histories, to assess the payment/performance risk of the guarantee. As of December 31, 2011, Longkong believes the risk of paying or performing the guarantee on Green Foodstuff’s behalf is remote.

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

Operating Leases

The Company conducts significant operations from leased lands.  The term of  the leases is ranging from 23 years to 60 years.  Future minimum lease payments at December 31, 2011, by year and in the aggregate, under all non-cancelable operating leases are as follows:

Year ending Dec 31,
2011	$21,666
2012	21,666
2013	21,666
2014	21,666
2015	21,666
Thereafter	577,978
$686,308

Rental expense was $0.025 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 12.  SUBSEQUENT EVENTS

The Company entered a new loan with HuaXia Bank on 2/28/2012 in the amount of $ 5,554,762. The term of this loan is from 2/28/2012 to 11/19/2014 and the interest rate is 7.98%. The repayment schedule is $1,587,075 is due on 10/21/2012, $793,537 is due on 11/21/2013, $793,537 is due on 6/21/2014 and $2,380,612 is due on 11/19/2014. Per loan agreement, the debt-to-assets ratio of the Company should be lower than 65%. The loan is guaranteed by Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”) using its current and future real estates as collateral. The loan is also guaranteed by Zhang Shanjiu,

The Company entered a new loan with HuaXia Bank on 2/28/2012 in the amount of $793,537. The term of this loan is from 2/28/2012 to 6/19/2013 and the interest rate is 7.98%. Per loan agreement, the debt-to-assets ratio of the Company should be lower than 65%. The loan is guaranteed by Yishui Yinhe Travel Development Co., Ltd. (“Yinhe Travel”) using its land use right as collateral. The loan is also guaranteed by Zhang Shanjiu.

The Company obtained a new loan with TianYuan TianCheng Guarantee Company in the amount of $1,587,075 in January 2012. The loan bears an interest rate of 10.16% per annum. The loan matures in March 2013. The loan is guaranteed by Fluorescent Lake, Yinhe Travel, Zhang Shanjiu, Chen Rongxia and Chen Ronghui.

The Company paid off a loan from Yishui Rural Credit Cooperatives in the amount of approximately $952,245 in January 2012. The Company obtained a new loan from YiShui Rural Credit Cooperatives in the amount of $952,245 in January 2012. The loan bears an interest rate of 12.46% per annum and will mature in January 2013. Per loan agreement, the debt-to-assets ratio of the Company should be lower than 70%. The loan is guaranteed by ShanDong YiSheng Guarantee Co., Ltd. and Zhang Shanjiu.

The Company paid off a loan from Bank of China in the amount of approximately $2,380,612 as it matured. The Company also paid off a loan obtained from Bank of China in the amount of $793,537. The loan should be matured on 9/13/2012 but the Company paid off the loan in advance.

The Company renewed the loan from JuNan XinYuan Investment Consulting Co., Ltd in the amount of $793,537 and $952,245 in January 2012 and March 2012, respectively. These loans are due upon request.

The Company renewed the loan from ShanDong YiSheng Guarantee Co., Ltd. in the amount of $952,245 in February 2012. This loan is due upon request.

NOTE 13.  CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

BTHC XV, Inc.

  Condensed Parent Company Balance Sheet

 (US Dollars in Thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Investment in subsidiaries	19,524	14,374

TOTAL ASSETS	19,524	14,374

SHAREHOLDERS’ EQUITY
Preferred stock: 10,000,000 shares of $.001 par value authorized; None shares issued and outstanding	$-	$-
Common Stock (par value $0.001 per share; 40,000,000 shares authorized; 18,089,669 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	18	18

Additional paid in capital	1,173	1,173
Statutory reserve	913	913
Accumulated other comprehensive income	1,857	988

Retained earnings	15,563	11,282

TOTAL SHAREHOLDERS’ EQUITY	19,524	14,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,524	$14,374

BTHC XV, Inc.

  Condensed Parent Company Statement of Operations

 (US Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010
Revenue	-	-
General and administrative expenses	5	-

Total expenses	5	-
Equity in undistributed income of subsidiaries	4,281	4,001

Income before income taxes	-	-
Provision for income tax	-	-

Net income	$4,276	$4,001

BTHC XV, Inc.

  Condensed Parent Company Statement of Cash Flows

 (US Dollars in Thousands)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$4,276	$4,001

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(4,276)	(4,001)
Net Cash Provided by (Used in) Operating Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of year	-	-
Cash and Cash Equivalents, end of year	$-	$-

EXHIBIT INDEX

Exhibit No.	Description
2.1	First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004.(1)

2.2	Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004.(1)

2.3	Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(2)

3.1	Agreement and Plan of Merger by and between BTHC XV, Inc. and BTHC XV, LLC, dated August 16, 2006.(1)

3.2	Certificate of Merger as filed with the Secretary of State of the State of Delaware on August 16, 2006.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on August 16, 2006.(1)

3.4	Certificate of Incorporation of BTHC XV, Inc.(1)

3.5	Bylaws of BTHC XV, Inc.(1)

10.1	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(5)+

10.2	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and ICBC, Yi Shui Branch dated January 20, 2010.(6)+

10.3	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 26, 2009.(3)+

10.4	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated November 24, 2009.(3)+

10.5	Credit Line Limit Agreement between Shandong Longkong Travel Development Co., Ltd. and Bank of China, Yi Shui Branch dated November 27, 2009.(3)+

10.6	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+

10.7	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 9, 2010.(5)+
10.8	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(5)+

10.9	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.10	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 21, 2010.(5)+

10.11	Loan Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2010.(5)+

10.12	Loan Contract of Working Capital between Shandong Longkong Travel Development Co., Ltd. and Lin Shang Bank Co Ltd. Yishui Branch dated May 28, 2010.(3)+

10.13	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of

China Co., Ltd, Yishui Branch dated May 11, 2010.(5)+

10.14	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Industrial & Commercial Bank of China Co., Ltd Yi Shui Branch dated July 5, 2009.(3)+

10.15	Maximum Mortgage Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated January 12, 2009.(3)+

10.16	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated May 24, 2009.(3)+

10.17	Pledge Contract between Shandong Longkong Travel Development Co., Ltd. and Yishui Rural Credit Cooperative dated April 21, 2010.(3)+

10.18	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Yu Xinbo dated December 30, 2007.(3)+†

10.19	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Kong Xianghai dated August 28, 2008.(3)+†

10.20	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Zhang Shanjiu dated December 30, 2007.(3)+†

10.21	Employment Contract between Shandong Longkong Tourism Group Co., Ltd and Chen Rongguang dated December 30, 2007.(3)+†

10.22	Employment Agreement between BTHC XV, Inc. and Yu Xinbo dated October 18, 2010.(3)†

10.23	Employment Agreement between BTHC XV, Inc. and Kong Xianghai dated October 18, 2010.(3)†

10.24	Employment Agreement between BTHC XV, Inc. and Zhang Shanjiu dated October 18, 2010.(3)†

10.25	Employment Agreement between BTHC XV, Inc. and Chen Rongguang dated October 18, 2010.(3)†

10.26	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.27	Land Lease Contract between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Haizi Village Council dated November 26, 2004.(3)+

10.28	Lease Contract of Mountain Waste between Shandong Longkong Tourism Group Co., Ltd and Yaodianzi Town Houwujia Village Council dated September 30, 2004.(3)+

10.29	Developing and Managing Contract of Yishuia Yao Dianzi Cave between Shandong Di Xia Da Xia Gu Nu You Kai Fa Co., Ltd. and PRC Government of Yaodianzi Town, Yishui County dated April 2, 2004.(3)+

10.30	Licensing Trade Mark Contract between Shandong Shan Jiu Ching Tong Gong Yi Pin Co. Ltd and Shandong Longkong Travel Development Co., Ltd. dated September 28, 2010.(3)+

10.31	Commitment of Contingent After-Payment or Call-Payment of Housing Fund of Zhang Shanjiu dated September 28, 2010.(3)+

10.32	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd., Shandong Yinlian Guarantee Co., Ltd, Li Hongwei and Yishui Rural Credit Cooperative dated April 30, 2010.(3)+

10.33	Guarantee Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.34	Pledge Agreement between Shandong Longkong Travel Development Co., Ltd. and Agricultural Development Bank of China dated March 14, 2008.(3)+

10.35	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground

Fluorescent Lake Travel Development Co., Ltd (undated).(3)+

10.36	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated April 24, 2010.(3)+

10.37	Supplemental Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd dated December 31, 2009.(3)+

10.38	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 5, 2010.(3)+

10.39	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 9, 2010.(3)+

10.40	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated January 11, 2010.(3)+

10.41	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.42	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated April 22, 2010.(3)+

10.43	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 7, 2010.(3)+

10.44	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 14, 2010.(3)+

10.45	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 22, 2010.(3)+

10.46	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated May 29, 2010.(3)+

10.47	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 5, 2010.(3)+

10.48	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 7, 2010.(3)+

10.49	Loan Agreement between Shandong Longkong Travel Development Co., Ltd. and Yishui Yinhe Travel Development Co., Ltd dated June 9, 2010.(3)+

10.50	Exclusive Service Agreement between Long Fortune Valley Tourism International Limited and Greentree Financial Group, Inc. dated September 1, 2010.(3)

10.51	Schedules to the Share Exchange Agreement, dated October 6, 2010, by and among BTHC XV, Inc., Halter Financial Investments LP, Grand Fountain Capital Holding Limited, Zhang Shanjiu, Zhang Qian, Li Shikun, Yu Xinbo and Long Fortune Valley Tourism International Limited.(4)

10.52	Grand Canyon & Fluorescent Lake Full-Pass Distribution Agreement, dated as of February 10, 2010, between Shandong Longkong Travel Development Co., Ltd. and Yishui Underground Fluorescent Lake Travel Development Co., Ltd.(5)+

10.53	Form of Cooperation Agreement between Shandong Longkong Travel Management Co., Ltd. and a travel agency.(6)+

10.54	Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 21, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.(7) +

10.55	Contract of Loan of Small Scale Enterprise, dated October 22, 2010, between Shandong Longkong Travel Management Co., Ltd. and Industrial and Commercial Bank of China, Yishui Branch.(7) +

10.56	Renminbi Loan Application (short term) (Applicable to the Middle & Small Scale Enterprise Renminbi Loan), dated October 27, 2010, between Shandong Longkong Travel Management Co., Ltd. and Bank of China, Yishui Branch.(7) +

21.1	Subsidiaries of the Registrant.(3)

23.1	Consent of HighKing & Partners.(5)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Management Agreement
+	English translation of a Chinese language document.
(1)	Incorporated by reference to BTHC’s Form 10-SB12G filed on September 13, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to BTHC’s Form 8-K filed on October 6, 2010.
(3)	Incorporated by reference to BTHC’s Form 8-K filed on November 4, 2010.
(4)	Incorporated by reference to BTHC’s Form 8-K/A filed on January 3, 2011.
(5)	Incorporated by reference to BTHC’s Form 10-K filed on April 15, 2011.
(6)	Incorporated by reference to BTHC’s Form 8-K/A filed on June 29, 2011.
(7)	Incorporated by reference to BTHC’s Form 10-K/A filed on June 29, 2011.

